Form 10-Q
period 2021-09-30
Parabellum Acquisition Corp.
filed 2021-11-15
CIK 1848165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40845

Parabellum Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2219674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3811 Turtle Creek Blvd., Suite 2125 Dallas, TX	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972)591-8349

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and three-quarters of one redeemable warrant	PRBM.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	PRBM	The New York Stock Exchange
Redeemable warrants, each full warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	PRBM.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of November 1, 2021, the registrant had 4,909,265 shares of Class A common stock, $0.0001 par value, outstanding.

PARABELLUM ACQUISITION CORP,
Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

PARABELLUM ACQUISITION CORP.

Condensed Balance Sheet

(Unaudited)

September 30, 2021
Assets
Current assets
Cash	$2,333,553
Prepaid expenses	26,800
Total current assets	2,360,353
Other assets
Cash held in trust account	126,250,000
Total Assets	$128,610,353

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$85,431
Accrued offering costs	323,500
Total current liabilities	408,931
Warrant liability	10,749,950
Deferred underwriting fee payable	4,375,000
Total liabilities	15,533,881

Commitments and Contingencies

Class A common stock subject to possible redemption; 12,500,000 shares at redemption value of $10.10	126,250,000

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; no shares issued or outstanding (excluding 12,500,000 subject to possible redemption)	—
Class B common stock; $0.0001 par value, 10,000,000 shares authorized; 3,593,750 shares issued and outstanding (1)	359
Additional paid-in-capital	—
Accumulated deficit	(13,173,887)
Total Stockholders' deficit	(13,173,528)
Total Liabilities and Stockholders' Deficit	$128,610,353

(1)	Includes up to 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

PARABELLUM ACQUISITION CORP,

Condensed Statements of Operations

(Unaudited)

		For the period from
	For the Three	February 5, 2021
	Months Ended	(inception) through
	September 30,	September 30,
	2021	2021
Formation costs	$—	$10,000
Loss from operations	—	(10,000)
Other expense:
Offering costs related to Public Warrants	534,602	534,602
Net loss	$(534,602)	$(544,602)

Weighted average shares outstanding of Class A common stock subject to possible redemption	135,870	52,521

Basic and diluted net loss per share, Class A subject to possible redemption (see Note 2)	$(0.16)	$(0.20)

Weighted average shares outstanding of Class B common stock (1)	3,125,000	2,691,702

Basic and diluted net loss per share, Class B (see Note 2)	$(0.16)	$(0.20)

(1)	Excludes up to 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

PARABELLUM ACQUISITION CORP,

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock Subject to Possible
	Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor (1)	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)
Balance - March 31, 2021	—	—	3,593,750	359	24,641	(10,000)	15,000
Net loss	—	—	—	—	—	—	—
Balance - June 30, 2021	—	—	3,593,750	359	24,641	(10,000)	15,000
Issuance of Class A common stock subject to possible redemption, net of issuance costs of $9,809,375	12,500,000	108,730,315	—	—	—	—	—
Proceeds in excess of the fair value of the private placement warrants	—	—	—	—	1,935,360	—	1,935,360
Capital contribution by the Sponsor	—	—	—	—	2,930,399	—	2,930,399
Accretion to redemption value of Class A common stock subject to possible redemption	—	17,519,685	—	—	(4,890,400)	(12,629,285)	(17,519,685)
Net loss	—	—	—	—	—	(534,602)	(534,602)
Balance - September 30, 2021	12,500,000	$126,250,000	3,593,750	$359	$—	$(13,173,887)	$(13,173,528)

(1)	Includes up to 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

PARABELLUM ACQUISITION CORP,

Condensed Statement of Cash Flows

(Unaudited)

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities
Net loss	$(544,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs associated with warrant liability	534,602
Changes in current assets and liabilities:
Prepaid expenses	(26,800)
Net cash used in operating activities	(36,800)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(126,250,000)
Net cash used in investing activities	(126,250,000)

Cash Flows from Financing Activities
Proceeds from issuance of Promissory Note	150,000
Payment of Promissory Note	(150,000)
Proceeds from issuance of Public Units	125,000,000
Proceeds from issuance of Private Placement Warrants	6,225,000
Proceeds from issuance of Founders shares	25,000
Payment of offering costs	(2,629,647)
Net cash provided by financing activities	128,620,353

Cash — beginning of period	—
Cash — end of period	$2,333,553

Supplemental disclosure of cash flow information:
Offering costs through the transfer of the Class B common stock	$2,930,400
Offering costs included in accrued offering costs and accounts payable	$408,931
Deferred underwriting fees payable	$4,375,000

The accompanying notes are an integral part of these condensed financial statements.

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Parabellum Acquisition Corp. (the “Company”) is a blank check company incorporated in the state of Delaware on February 5, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period of February 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 27, 2021. On September 30, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $125,000,000, which is described in Note 3. The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,875,000 Units to cover over-allotments, if any.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,225,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Parabellum Acquisition Partners, LLC (the “Sponsor”), generating gross proceeds of $6,225,000, which is described in Note 4.

An aggregate of 9 qualified institutional buyers or institutional accredited investors’ groups (collectively, the “Anchor Investors”) were allocated and purchased a total of 11,137,500 Units or 89.1% of the outstanding Units following this offering (assuming no exercise of the over-allotment option), for gross proceeds of approximately $111.4 million.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the Initial Public Offering, the Sponsor sold a portion of Founder Shares to each Anchor Investor, or an aggregate of 495,000 Founders Shares to all Anchor Investors (see Note 5). The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $2.93 million, or $5.93 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Offering costs were accounted for as described in Note 2.

Following the closing of the Initial Public Offering on September 30, 2021, an amount of $126,250,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”)

Transaction costs amounted to $9,809,375, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees, $2,930,399 representing the aggregate fair value of Founder Shares sold to Anchor Investors and $535,078 of other offering costs. The Company’s remaining cash after payment at the Initial Public Offering costs is held outside the Trust Account for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) within 18 months from the closing of the Initial Public Offering to continue operations. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation then in effect (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination in conjunction with a stockholder vote on an initial Business Combination pursuant to a proxy solicitation, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering, (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of this offering, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, and (d) not to sell any of the Founder Shares or Public Shares to the Company in any tender offer the Company undertakes in connection with a proposed Business Combination.

The Company will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Window”). If the Company is unable to complete a Business Combination within the Combination Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (1) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As of September 30, 2021, the Company had approximately $2.3 million in its operating bank account, and working capital of approximately $2.0 million. Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Cash Held in Trust Account

As of September 30, 2021, the Company had $126,250,000 in cash held in the Trust Account.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering.  Offering costs amounted to $9,809,375 and are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. In addition, under the guidance in Staff Accounting Bulletin 107 Topic 5.A, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company included in offering costs amounts incurred by the Sponsor through the sale of the Founder Shares to the Anchor Investors on behalf of the Company (Note 5).

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption was accreted to its redemption value at the IPO and is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from February 5, 2021 (inception) through September 30, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrant Liability

The Company accounts for warrants for shares of the Company’s Class A common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Class A common stock warrants. At that time, the portion of the liability related to the Class A common stock warrants will be reclassified to additional paid-in capital (Notes 8 and 9).

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective February 5, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. This financial statement do not include any adjustments that might result from the outcome of this uncertainty.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Weighted average shares for the three-months ended September 30, 2021 and the period from February 5, 2021 (inception) through September 30, 2021 were reduced for the effect of an aggregate of 468,750 Class B ordinary shares that were subject to forfeiture. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method. Since the Company was in a net loss position during the periods after deducting net income attributable to Class A common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Net loss per common share, basic and diluted, is calculated as follows:

Three-months Ended	Class A subject to
September 30, 2021	possible redemption	Class A	Class B
Allocation of undistributable losses	(22,275)	—	(512,327)
Net loss to shares of Class A common stock	$(22,275)	$—	$(512,327)

Weighted average shares outstanding, basic and diluted	135,870	—	3,125,000

Basic and diluted net loss per share	$(0.16)	—	$(0.16)

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

Inception-to-Date	Class A subject to
September 30, 2021	possible redemption	Class A	Class B
Allocation of undistributable losses	(10,423)	—	(534,179)
Net loss to shares of Class A common stock	$(10,423)	$—	$(534,179)

Weighted average shares outstanding, basic and diluted	52,521		2,691,702

Basic and diluted net loss per share	$(0.20)	—	$(0.20)

NOTE 3. INITIAL PUBLIC OFFERING

On September 30, 2021, the Company completed the Initial Public Offering whereby the Company sold 12,500,000 Public Units at a price of $10.00 per Public Unit. Each Public Unit consists of one of the Public Shares and three-quarters (3/4) of a Public Warrant. Each whole Public Warrant is exercisable for one share of Class A common stock at a price of $11.50 per full share. As a result, at least four Public Warrants must be exercised in order to obtain whole shares of Class A common stock upon the exercise of the Public Warrants. Under the terms of the warrant agreement dated September 27, 2021 (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination to register the shares of Class A common stock underlying the Public Warrants.

No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the Public Warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 18-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at (i) a price of $0.01 per Public Warrant upon a minimum of 30 days' prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Class A common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders, and (ii) a price of $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Class A common stock equals or exceeds $10.00 per share and is less than $18.00 per share on the trading day on which the Company sends the notice of redemption to the Public Warrant holders.

On October 20, 2021, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on October 26, 2021. Any Units not separated will continue to trade on the NYSE under the symbol “PRBM.U”. Any underlying shares of Class A common stock and warrants that are separated will trade on the Nasdaq under the symbols “PRBM,” and “PRBM.WS”, respectively.

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company’s sponsor purchased an aggregate of 6,225,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrants, for an aggregate purchase price of $6,225,000. The Private Placement Warrants are identical to the warrants included in the units sold in the Initial Public Offering except that the Private Placement Warrants may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination. If the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 10, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On October 15, 2021, the forfeiture provision lapsed due to the exercise in full of the over-allotment option by the underwriter.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year  after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares Class A common stock for cash, securities or other property.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the Initial Public Offering, the Sponsor sold a portion of Founder Shares to each Anchor Investor, or an aggregate of 495,000 founders shares to all Anchor Investors. The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $2.93 million, or $5.93 per share. The excess of the fair value of the Founder Shares was determined to be a contribution from the sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated between the Public Shares and Public Warrants. The offering costs allocated to the Public Shares were offset against the temporary equity and those allocated to the Public Warrants were expensed upon the completion of the Initial Public Offering.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 27, 2021 to pay the Sponsor a total of $15,000 per month for office space, utilities and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration and shareholder rights agreement dated as of September 27, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

The Company has granted the underwriter a 45-day option to purchase up to 1,875,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions which was exercised in full on October 15, 2021.

The underwriter received a cash underwriting discount of $0.20 per Unit, or $2,500,000 in the aggregate (or $2,875,000 if the underwriters’ over-allotment option is exercised in full), paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate (or $5,031,250 in the aggregate if the underwriters’ over- allotment option is exercised in full). The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding, excluding 12,500,000 Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 3,593,750 shares of Class B common stock issued and outstanding, of which an aggregate of up to 468,750 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the Sponsor will own 20% of the Company’s issued and outstanding Class B common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On October 15, 2021, the forfeiture provision lapsed due to the exercise in full of the overallotment option by the underwriter.

Only holders of Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

NOTE 8. WARRANT LIABILITIES

The Company has accounted for the 15,600,000 Warrants issued in connection with the Initial Offering (the 9,375,000 Public Warrants and the 6,225,000 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the company’s statement of operations.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may call the warrants for redemption (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that during such 30 day period holders will be able to exercise their warrants on a “cashless basis” prior to redemption and receive that number of Class A common stocks determined by reference to the table in the Warrant Agreement;
●	if, and only if, the last reported sale price of Class A common stocks equals or exceeds $10.00 per stock (as adjusted for stock subdivisions, stock dividends, reorganizations, reclassifications, recapitalizations and the

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders; and
●	if, and only if, the last reported sale price of our Class A common stocks is less than $18.00 per stock (as adjusted for stock subdivisions, stock dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders, the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, (ii) the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price, and (iii) the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants will and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Cash held in Trust Account	1	$126,250,000

Liabilities:
Warrant liability- Public Warrants	3	$6,460,310
Warrant liability- Private Placement Warrants	3	$4,289,640

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The Warrants were valued using a Monte-Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte-Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the Class A common stock. The expected volatility as of September 30, 2021 was based on management’s assessment of the volatility associated with instruments of other similar entities. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements:

September 30,
2021 (Initial
Measurement)
Stock price	$9.95
Exercise price	$11.50
Expected term (in years)	6.25
Volatility	17.7%
Risk-free rate	1.32%
Dividend yield	0.0%

PARABELLUM ACQUISITION CORP,

Notes to Unaudited Condensed Financial Statements

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of February 5, 2021 (inception)	$—	$—	$—

Initial measurement on September 30, 2021	4,289,640	6,460,310	10,749,950

Fair value as of September 30, 2021	$4,289,640	$6,460,310	$10,749,950

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from February 5, 2021 (inception) through September 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

On October 15, 2021, the underwriters exercised the over-allotment option in full and purchased 1,875,000 Public Units (the “Over-Allotment Units”), generating gross proceeds of $18,750,000. Each Over-Allotment Unit consists of one share of Class A common stock, $0.0001 par value, and three-quarters (3/4) of one redeemable warrant to purchase one share of Class A common stock. Each whole Public Warrant is exercisable for one share of Class A common stock at a price of $11.50 per full share.

Simultaneously with the exercise of the over-allotment option and the sale of the Over-Allotment Units, the Company consummated a second closing of the private placement of an aggregate of 375,000 additional warrants (the “Private Placement Warrants”), at a price of $1 per Private Placement Warrant, with Parabellum Acquisition Partners, LLC (the “Sponsor”) pursuant to a Private Placement Warrants Purchase Agreement dated as of September 27, 2021 (the “Private Placement Warrants Purchase Agreement”). The second closing of the Private Placement generated additional aggregate gross proceeds of $375,000.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the financial statement was issued. Based upon this review, other than the events described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Parabellum Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Founder” refer to Parabellum Acquisition Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly formed blank check company, incorporated in the State of Delaware and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We have not identified an acquisition target. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of Public Units in our Offering, the sale of the Private Placement Warrants to our Sponsor, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the Offering each consisted of one share of Class A common stock, and three - quarters (3/4) of one redeemable warrant to purchase one share of Class A common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Warrants were substantially similar to the Public Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Public Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Warrants are referred to herein as the “private warrants”.

The issuance of additional shares of any class of common stock or the creation of one or more classes of preferred stock during our initial Business Combination:

●	may significantly dilute the equity interest of investors in the Offering who would not have pre-emption rights in respect of any such issue;
●	may subordinate the rights of holders of any class of common stock if the rights, preferences, designations and limitations attaching to the preferred shares are senior to those afforded our shares of Class A common stock;

●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our shares of Class A common stock.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our shares of common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from February 5, 2021 (date of inception) through September 30, 2021, our only activities have been organizational activities, those necessary to prepare for the Public Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Public Offering to hold an amount of cash and marketable securities equal to the redemption amount of the Public Units sold in the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $534,602, which consisted of the change in fair value of warrant liability of $534,602.

For the period from February 5, 2021 (date of inception) through September 30, 2021, we had a net loss of $544,602, which consisted of operating expenses of $10,000, and other expense from the change in fair value of warrant liability of $534,602.

Liquidity and Capital Resources

During the period from February 5, 2021 (date of inception) to September 30, 2021, the Founder purchased 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share.

The Founder agreed to forfeit up to 468,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the Underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the Underwriters so that the Founder and the Insiders collectively will own approximately 20% of the Company’s issued and outstanding shares after the Offering. On October 15, 2021, the Underwriters exercised their full over-allotment option.

On September 30, 2021, the Company consummated the Initial Public Offering (“IPO”) of 12,500,000 Public Units. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $125,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,225,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Parabellum Acquisition Partners, LLC (the “Sponsor”), generating gross proceeds of $6,225,000. On October 15, 2021, the underwriters exercised the Over-Allotment Option in full and purchased 1,875,000 Over-Allotment Units, generating gross proceeds of $18,750,000. Simultaneously with the exercise of the Over-Allotment Option and the sale of the Over-Allotment Units, the Company consummated a second closing of the private placement (“Private Placement”) of an aggregate of 375,000 additional Private Placement Warrants to the Sponsor, for the total of $375,000 in gross proceeds.

As of September 30, 2021, we held cash in the amount of $126,250,000 in the Trust Account.

For the period from February 5, 2021 (date of inception) to September 30, 2021, cash used in operating activities was $36,800, consisting of a net loss of $544,602, an increase in prepaid expenses of $26,800 partially offset by an increase in the fair value of the warrant liability of $534,602.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us), to acquire a target business or businesses to complete our initial Business Combination and to pay our expenses relating thereto. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be approximately $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to affect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2021, we had cash of approximately $2.3 million held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 18 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to finance operating and/or transaction costs in connection with a Business Combination, our Founder, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September  30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $15,000 for office space, administrative services and secretarial support. We began incurring these fees on September 27, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Weighted average shares for the three-months ended September 30, 2021 and the period from February 5, 2021 (inception) through September 30, 2021 were reduced for the effect of an aggregate of 468,750 Class B ordinary shares that were subject to forfeiture. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method. Since the Company was in a net loss position during the periods after deducting net income attributable to Class A common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Class A Common Stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Warrant Liability

The Company accounts for warrants for shares of the Company’s Class A common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the condensed statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Class A common stock warrants. At that time, the portion of the warrant liability related to the Class A common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Prospectus on Form S-1 that was filed with the SEC on April 15, 2021 with the following risk factor. Any of these factors disclosed in our Prospectus on Form S-1 or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock.

We had 6,225,000 warrants that were issued in private placements that occurred concurrently with the Offering (the “private warrants”) and an additional 375,000 private warrants were issued on October 15, 2021 upon the exercise of the over-allotment option by the underwriters. These private warrants and the shares of Company Class A common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees and the last reported sale price per Class A common stock equals or exceeds $18.00 per share as set forth in the registration statement for the Company’s initial public offering, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 6,600,000 private warrants could be redeemed by the Company for $66,000. If the last reported sale price per Class A common stock equals or exceeds $10.00 per share but is less than $18.00 per share as set forth in the registration statement for the Company’s initial public offering, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 6,600,000 private warrants could be redeemed by the Company for $660,000. Under U.S. GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined using a Black-Scholes option price model, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from February 5, 2021 (date of inception) to September 30, 2021, the Founder purchased 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0007 per share. On September 30, 2021, 495,000 Founders Shares in the aggregate were transferred to the Anchor Investors in exchange for their participation in the Public Offering.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

Simultaneously with the closing of the Public Offering, the Company’s Sponsor purchased an aggregate of 6,225,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrants, for an aggregate purchase price of $6,225,000. The Private Placement Warrants are identical to the warrants included in the units sold in the Initial Public Offering except that the Private Placement Warrants may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination. If the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless.

The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Founder and underwriters are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Use of Proceeds

On September 27, 2021, the Securities and Exchange Commission (“SEC”) declared the Company’s initial Registration Statement on Form S-1 (File No 333-254763), in connection with the IPO of $125.0 million, effective.

The Company entered into an underwriting agreement on September 27, 2021, to conduct the IPO of 12,500,000 Public Units in the amount of $125.0 million in gross proceeds, with a 45-day option provided to the underwriters to purchase up to 1,875,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $18,750,000 in additional gross proceeds. Each Public Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and three - quarters (3/4) of one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of Class A common stock at a price of $11.50 per full share.

On September 30, 2021, the Company consummated the IPO of 12,500,000 units (the “Public Units”). On October 15, 2021, the Company completed the issuance of an additional 1,875,000 Public Units as a result of the Underwriters’ partial exercise of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $143,750,000.

As of September 30, 2021, we had cash of approximately $2.3 million held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 15, 2021	By:	/s/ Narbeh Derhacobian
Narbeh Derhacobian
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer (Principal Financial and Accounting Officer)