Form 10-Q
period 2022-03-31
Parabellum Acquisition Corp.
filed 2022-05-23
CIK 1848165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 20, 2022, 14,375,000 shares of Class A common stock, par value $0.0001 per share, and 3,593,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PARABELLUM ACQUISITION CORP,
Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

PARABELLUM ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$775,326	$1,105,214
Prepaid expenses	418,399	429,347
Total current assets	1,193,725	1,534,561

Prepaid expenses, noncurrent	—	99,346
Operating right-of-use assets	59,490	—
Marketable securities held in trust account	145,227,260	145,201,023
Total assets	$146,480,475	$146,834,930

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$197,437	$254,112
Accrued offering costs	185,000	272,830
Operating lease liabilities	63,067	—
Deferred rent	—	4,134
Total current liabilities	445,504	531,076
Warrant liability	3,997,688	7,821,563
Deferred underwriting fees payable	5,031,250	5,031,250
Total liabilities	9,474,442	13,383,889

Commitments and Contingencies (Note 7)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 14,375,000 shares subject to possible redemption issued and outstanding at a redemption value of $10.10	145,227,260	145,201,023

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	—	—
Accumulated deficit	(8,221,586)	(11,750,341)

Total Stockholders’ Deficit	(8,221,227)	(11,749,982)

Total Liabilities and Stockholders’ Deficit	$146,480,475	$146,834,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

		For the period from
	For the three	February 5, 2021
	months ended	(inception) through
	March 31, 2022	March 31, 2021

General and administrative expenses	$295,120	$10,000
Loss from operations	(295,120)	(10,000)
Other income:
Change in fair value of warrant liability	3,823,875	—
Dividend and interest income	26,237	—
Total other income	3,850,112	—

Net income (loss)	$3,554,992	$(10,000)

Weighted average shares outstanding of Class A common stock subject to possible redemption	14,375,000	—

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption (see Note 2)	$0.20	$(0.00)

Weighted average shares outstanding of Class B common stock	3,593,750	3,593,750

Basic and diluted net income (loss) per share, Class B (see Note 2)	$0.20	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through
March 31, 2021

(unaudited)

	Common Stock Subject to Possible
	Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	14,375,000	$145,201,023	3,593,750	$359	$—	$(11,750,341)	$(11,749,982)
Accretion to redemption value of Class A common stock subject to possible redemption	—	26,237	—	—	—	(26,237)	(26,237)
Net income	—	—	—	—	—	3,554,992	3,554,992
Balance — March 31, 2022	14,375,000	$145,227,260	3,593,750	$359	$—	$(8,221,586)	$(8,221,227)

	Common Stock Subject to Possible
	Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 5, 2021	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)
Balance – March 31, 2021	—	$—	3,593,750	$359	$24,641	$(10,000)	$15,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

		For the period from
	For the three	February 5, 2021
	months ended	(inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,554,992	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(3,823,875)	—
Dividend and interest income earned in trust account	(26,237)	—
Change in operating right of use assets	12,517	—
Changes in current assets and liabilities:
Prepaid expenses	110,294	—
Accounts payable and accrued expenses	(56,675)	10,000
Operating lease liabilities	(13,074)	—
Net cash used in operating activities	(242,058)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Promissory Note – related party	—	50,000
Proceeds from sale of Class B common stock to sponsor	—	25,000
Payment of offering costs	(87,830)	(15,685)
Net cash provided by (used in) financing activities	(87,830)	59,315

Net Change in Cash	(329,888)	59,315
Cash – beginning of period	1,105,214	—
Cash – end of period	$775,326	$59,315

Supplemental Disclosure of cash flow information:
Offering costs included in accrued offering costs	$185,000	$82,663
Accretion of the dividends and interest earned in trust account	$26,237	$—
Right-of-use asset acquired through operating lease upon adoption of ASC 842	$72,007	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Notes to Condensed Financial Statements

(unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and activities necessary to identify a potential target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,225,000 warrants (each, a "Private Placement Warrant" and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Parabellum Acquisition Partners, LLC (the “Sponsor”), generating gross proceeds of $6,225,000, which is described in Note 4.

An aggregate of nine (9) qualified institutional buyers or institutional accredited investors’ groups (collectively, the “Anchor Investors”) were allocated and purchased a total of 11,137,500 Units or 77.5% of the outstanding Units following the Initial Public Offering and exercise of the over-allotment option by the underwriter, for gross proceeds of approximately $111.4 million.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the Initial Public Offering, the Sponsor sold a portion of Founder Shares to each Anchor Investor, or an aggregate of 495,000 Founders Shares to all Anchor Investors. The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $2.93 million, or $5.93 per share. Simultaneously with the exercise of the over-allotment option by the underwriter, the Company sold the additional total of 112,500 Founder Shares to the Anchor Investors. The Company estimated the aggregate fair value of these Founder Shares to be approximately $667,125, or $5.93 per share. The excess of the fair value of the Founder Shares was determined to be a contribution from the sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. Offering costs were accounted for as described in Note 2 to the financial statements included in this Quarterly Report on Form 10-Q.

Following the closing of the Initial Public Offering on September 30, 2021, and the exercise of the over-allotment option by the underwriter on October 15, 2021, an amount of $145,187,500 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”).

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

Business Combination

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

The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) within 18 months from the closing of the Initial Public Offering to continue operations. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in the Trust Account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by March 30, 2023, (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by March 30, 2023, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, and (d) not to sell any of the Founder Shares or Public Shares to the Company in any tender offer the Company undertakes in connection with a proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

PARABELLUM ACQUISITION CORP.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $775,326 in its operating bank accounts, $145,227,260 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock subject to possible redemption in connection therewith and working capital of $708,461. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to obtain approval for an extension of the deadline or complete a Business Combination by March 30, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company has until March 30, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by March 30, 2023, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period from February 5, 2021 (inception) through December 31, 2021 included in the Company’s 10-K as filed with the SEC on April 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. At the adoption date, the Company recognized a $72,007 right-of-use asset, and a $76,141 lease liability that represents the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate, and is amortizing over the remaining term of the lease. See Recent Accounting Pronouncements below for additional information related to the adoption of this guidance.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2022, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. These securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities is included in dividend and interest income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Through March 31, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering.  Offering costs amounted to $12,285,498 and are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. In addition, under the guidance in Staff Accounting Bulletin 107 Topic 5.A, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company included in offering costs amounts incurred by the Sponsor through the sale of the Founder Shares to the Anchor Investors on behalf of the Company (Note 5).

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption was accreted to its redemption value at the IPO and is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021.

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

Risks and Uncertainties

Management is currently monitoring the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. This financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Common shares outstanding during the period. Weighted average shares for the period from February 5, 2021 (inception) through March 31, 2021 were previously reduced for the effect of an aggregate of 468,750 Class B Common shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters on October 15, 2021 (see Note 7). As a result of the overallotment being exercised in full, the weighted average shares outstanding from the prior period have been retrospectively adjusted and no longer exclude the shares that had previously been subject to forfeiture.

The Company’s statements of operations include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A Common shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share.

The Company’s Public Warrants (see Note 3) and Private Placement Warrants could potentially be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted net income (loss) per share because the warrants were anti-dilutive as their exercise price was in excess of the average Class A common stock price over the period presented. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented.

A reconciliation of net income per share is as follows for the three months ended March 31, 2022:

	Class A Common Stock subject to	Class B
	possible redemption	Common Stock
Allocation of undistributable income	$2,843,994	$710,998
Net Income to Common shares	2,843,994	710,998

Weighted average shares outstanding, basic and diluted	14,375,000	3,593,750

Basic and diluted net income per share	$0.20	$0.20

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

A reconciliation of net loss per share is as follows for the period from February 5, 2021 (inception) through March 31, 2021:

Class B
Common Stock
Allocation of undistributable losses	$(10,000)
Net Loss to Common shares	(10,000)

Weighted average shares outstanding, basic and diluted	3,593,750

Basic and diluted net loss per share	$—

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. The Company adopted ASU 2016-02 on January 1, 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. As a result of the adoption of this guidance, the Company recorded a non-cash transaction to recognize on January 1, 2022 lease liabilities totaling $76,141 and right-of-use-assets totaling $72,007, which will be amortized over the remaining terms of the lease.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

3. INITIAL PUBLIC OFFERING

On September 30, 2021, the Company completed the Initial Public Offering whereby the Company sold 12,500,000 Units at a price of $10.00 per Unit. On October 15, 2021, the underwriter exercised in full its over-allotment option to purchase additional 1,875,000 Units at a price of $10.00 per Unit. Each Unit consists of one of the Public Shares and three-quarters (3/4) of a warrant. Each whole warrant is exercisable for one share of Class A common stock at a price of $11.50 per full share (each a "Public Warrant"). As a result, at least four Public Warrants must be exercised in order to obtain whole shares of Class A common stock upon the exercise of the Public Warrants. Under the terms of the warrant agreement dated September 27, 2021 (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination to register the shares of Class A common stock underlying the Public Warrants. See Note 1 for further details.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

On October 20, 2021, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on October 26, 2021. Any Units not separated will continue to trade on the NYSE under the symbol “PRBM.U.” Any underlying shares of Class A common stock and warrants that are separated will trade on the Nasdaq under the symbols “PRBM,” and “PRBM.WS,” respectively.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 10, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering  and does not sell any Founder Shares to the Anchor Investors). On October 15, 2021, the over-allotment option was exercised in full by the underwriter resulting in none of the Founder Shares being forfeited.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on September 27, 2021 to pay the Sponsor a total of $15,000 per month for office space, utilities and administrative support services. Since the Company has not used the Sponsor’s services since inception, no expenses have been incurred in relation to this agreement through March 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no amounts borrowed under the Working Capital Loans as of March 31, 2022.

6. LEASES

The Company is obligated under a noncancelable operating lease for its office space in Campbell, California, expiring in May 2023 (the “Campbell Lease”). In addition, the Company is required to share in certain taxes and operating expenses of the Campbell Lease.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

The Company recorded a non-cash transaction to recognize on January 1, 2022 lease liabilities totaling $76,141 and right-of-use-assets totaling $72,007. This lease liability represents the net present value of future lease payments for the Campbell Lease utilizing a discount rate of 2.45%, which corresponds to the Company’s incremental borrowing rate. As of March 31, 2022, the remaining lease term was 1.2 years. The Company recorded expenses related to the Campbell lease of $12,957 and $0 for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021, respectively. During the three months ended March 31, 2022, the Company made cash payments of $13,514 for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2022:

Undiscounted lease liabilities for years ending December 31,
2022 (remaining)	$40,820
2023	23,224
Total undiscounted lease liabilities	64,044
Less effects of discounting	(977)
Total lease liability, current portion	$63,067

7. COMMITMENTS AND CONTINGENCIES

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

The underwriter received a cash underwriting discount of $0.20 per Unit, or $2,875,000, including for full exercise of the underwriters’ over-allotment option, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,031,250 including for full exercise of the underwriters’ over- allotment option. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. See Note 1 for further details.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 14,375,000 shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022, and December 31, 2021 there were 3,593,750 shares of Class B common stock issued and outstanding.

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

9. WARRANTS

The Company has 17,381,250 Warrants outstanding at March 31, 2022, of which 10,781,250 Public Warrants and 6,600,000 Private Placement Warrants (“the Warrants").

The Company has accounted for the Warrants issued in connection with the Initial Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the company’s statement of operations.

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2022
Assets:
Cash held in Trust Account	1	$145,227,260

Liabilities:
Warrant liability- Public Warrants	1	$2,479,688
Warrant liability- Private Placement Warrants	2	$1,518,000

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$145,201,023

Liabilities:
Warrant liability – Public Warrants	1	$4,851,563
Warrant liability – Private Placement Warrants	2	$2,970,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. For the three months ended March 31, 2022, the Company recognized a gain on the change in fair value of the warrant liability in the unaudited condensed statement of operations resulting from a decrease in the fair value of the warrant liabilities of $3,823,875.

The estimated fair value of the Company’s outstanding Public Warrants as of March 31, 2022 and December 31, 2021, was determined based on the market price of the Public Warrants as of March 31, 2022, as the Public Warrants were separately listed and traded in an active market during the period.

The estimated fair value of the Private Placement Warrants classified as a Level 2 measurement as of March 31, 2022 and December 31, 2021, as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022.

11. SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company, incorporated in the State of Delaware on February 5, 2021 and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We have not identified an acquisition target. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of Public Units in our Offering, the sale of the Private Placement Warrants to our Sponsor, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the Offering each consisted of one share of Class A common stock, and three - quarters (3/4) of one redeemable warrant to purchase one share of Class A common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Warrants were substantially similar to the Public Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Public Units are referred to herein as the “public warrants,” and the warrants included in the Private Placement Warrants are referred to herein as the “private warrants.”

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. From February 5, 2021 (inception) through March 31, 2022, our only activities have been organizational activities, those necessary to prepare for the Public Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Public Offering to hold an amount of cash and marketable securities equal to the redemption amount of the Public Units sold in the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $3,554,992, which included $3,823,875 of other income related to the change in the fair value of the warrant liability and $26,237 of dividend and interest income earned in the trust account, offset by $295,120 in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $775,326, and net working capital of $708,461. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As described more fully in Note 1 to the Financial Statements if the Company is unable to obtain approval for an extension of the deadline or complete a Business Combination by March 30, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company has until March 30, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by March 30, 2023, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s policies, estimates and assumptions during the three-months ended March 31, 2022, except as noted below. Reference should be made to the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of other significant accounting policies.

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. The Company adopted ASU 2016-02 on January 1, 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. As a result of the adoption of this guidance, the Company recorded a non-cash transaction to recognize on January 1, 2022 lease liabilities totaling $76,141 and right-of-use-assets totaling $72,007, which will be amortized over the remaining terms of the lease.

Management does not believe that other any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on April 15, 2022 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2022, we had $775,326 in our operating bank accounts. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Management’s plans to address this need are discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is March 30, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On September 30, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (the “Public Units”). On October 15, 2021, the Company completed the issuance of an additional 1,875,000 Public Units as a result of the Underwriters’ partial exercise of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $143,750,000.

Simultaneously with the consummation of our Initial Public Offering and full exercise of the over-allotment option by the underwriters, we consummated the private placement of 6,600,000 warrants in the aggregate (the “Private Placement Warrants”) to the sponsor, at a price of $1.00 per private placement warrant. The sale of the private placement warrants in connection with our IPO and subsequent over-allotment option exercise generated gross proceeds of $6,600,000.

Of the gross proceeds received from the Initial Public Offering, including the full exercise of the over-allotment option to purchase additional Public Units, and the Private Placement Warrants, $145,187,500 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement Warrants are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

Transaction costs related to the Initial Public Offering amounted to $10,343,978, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees, $2,930,399 representing the aggregate fair value of Founder Shares sold to Anchor Investors and $538,579 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $1,941,520, consisting of $375,000 of underwriting fees, $656,250 of deferred underwriting fees, $680,802 representing the aggregate fair value of Founder Shares sold to Anchor Investors, and $229,468 of other offering costs. In addition, as of March 31, 2022, $775,326 of cash was held outside of the Trust Account and is available for working capital purposes.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in our final prospectus related to the Initial Public Offering.

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

Company Name

Date: May 23, 2022	By:	/s/ Narbeh Derhacobian
Narbeh Derhacobian
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer (Principal Financial and Accounting Officer)