Form 10-Q
period 2022-06-30
Parabellum Acquisition Corp.
filed 2022-08-16
CIK 1848165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 14,375,000 shares of Class A common stock, par value $0.0001 per share, and 3,593,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PARABELLUM ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

PARABELLUM ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$613,599	1,105,214
Prepaid expenses	311,985	429,347
Total current assets	925,584	1,534,561

Prepaid expenses, noncurrent	—	99,346
Operating right-of-use assets	46,892	—
Marketable securities held in trust account	145,447,559	145,201,023
Total assets	$146,420,035	146,834,930

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$314,576	254,112
Accrued offering costs	85,000	272,830
Operating lease liabilities	49,913	—
Income taxes payable	75,808	—
Deferred rent	—	4,134
Total current liabilities	525,297	531,076
Warrant liability	2,259,562	7,821,563
Deferred underwriting fees payable	5,031,250	5,031,250
Total liabilities	7,816,109	13,383,889

Commitments and Contingencies (Note 8)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 14,375,000 shares subject to possible redemption issued and outstanding at a redemption value	145,227,260	145,201,023

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding	359	359
Accumulated deficit	(6,623,693)	(11,750,341)

Total Stockholders’ Deficit	(6,623,334)	(11,749,982)

Total Liabilities and Stockholders’ Deficit	$146,420,035	146,834,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

				For the period
				from
				February 5, 2021
			For the six	(inception)
	For the three months ended		months ended	through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
General and administrative expenses	$284,724	$—	$579,844	$10,000
Loss from operations	(284,724)	—	(579,844)	(10,000)
Other income:
Change in fair value of warrant liability	1,738,126	—	5,562,001	—
Dividend and interest income	220,299	—	246,536	—
Total other income	1,958,425	—	5,808,537	—

Income (loss) before income taxes	1,673,701	—	5,228,693	(10,000)

Income tax provision	(75,808)	—	(75,808)	—

Net income (loss)	$1,597,893	$—	$5,152,885	$(10,000)

Weighted average shares outstanding of Class A common stock subject to possible redemption - basic and diluted	14,375,000	—	14,375,000	—

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption (see Note 2)	$0.09	$(0.00)	$0.29	$(0.00)

Weighted average shares outstanding of Class B common stock - basic and diluted	3,593,750	3,125,000	3,593,750	3,125,000

Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.09	$(0.00)	$0.29	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

For the three months and six months ended June 30, 2022 and

for the period from February 5,2021 (inception) through June 30, 2021

(unaudited)

	Common Stock Subject to Possible
	Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	14,375,000	$145,201,023	3,593,750	$359	$—	$(11,750,341)	$(11,749,982)
Accretion to redemption value of Class A common stock subject to possible redemption	—	26,237	—	—	—	(26,237)	(26,237)
Net income	—	—	—	—	—	3,554,992	3,554,992
Balance - March 31, 2022	14,375,000	145,227,260	3,593,750	359	—	(8,221,586)	(8,221,227)
Net income	—	—	—	—	—	1,597,893	1,597,893
Balance — June 30, 2022	14,375,000	$145,227,260	3,593,750	$359	—	$(6,623,693)	$(6,623,334)

	Common Stock Subject to Possible
	Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)
Balance - March 31, 2021	—	—	3,593,750	359	24,641	(10,000)	15,000
Net loss	—	—	—	—	—	—	—
Balance – June 30, 2021	—	$—	3,593,750	$359	$24,641	$(10,000)	$15,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

		For the period from
		February 5, 2021
	For the six	(inception)
	months ended	through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$5,152,885	$(10,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of warrant liability	(5,562,001)	—
Dividend and interest income earned in trust account	(246,536)	—
Amortization of operating right of use assets	25,115	—
Changes in current assets and liabilities:
Prepaid expenses	216,708	—
Accounts payable and accrued expenses	60,464	—
Operating lease liabilities	(26,228)	—
Income taxes payable	75,808	—
Net cash used in operating activities	(303,785)	(10,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Promissory Note – related party	—	100,000
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(187,830)	(98,348)
Net cash (used in) provided by financing activities	(187,830)	26,652

Net Change in Cash	(491,615)	16,652
Cash – beginning of period	1,105,214	—
Cash – end of period	$613,599	$16,652

Supplemental Disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$331,211
Accretion of the dividends and interest earned in trust account	$26,237	$—
Right-of-use asset acquired through operating lease upon adoption of ASC 842	$72,007	$—

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and activities necessary to identify a potential target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on September 30, 2021 (the “IPO Date”), and the exercise of the over-allotment option by the underwriter on October 15, 2021, an amount of $145,187,500 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”).

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

As of October 15, 2021, transaction costs related to the exercise of the over-allotment option amounted to $1,941,520, consisting of $375,000 of underwriting fees, $656,250 of deferred underwriting fees, $667,125 representing the aggregate fair value of Founder Shares sold to Anchor Investors, and $243,145 of other offering costs. Of the total transaction costs of $1,941,520 related to the exercise of the over-allotment option, $1,865,801 was allocated to the Class A common stock and $75,719 was allocated to the Public Warrants.

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriter has agreed to waive its rights to their deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

Liquidity and Going Concern

As of June 30, 2022, the Company had $613,599 in its operating bank accounts, $145,447,559 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock subject to possible redemption in connection therewith and working capital of $400,287. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to obtain approval for an extension of the deadline or complete a Business Combination by March 30, 2023, then the Company will cease all operations except for the purpose of liquidating.

The Company has until March 30, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by March 30, 2023, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period from February 5, 2021 (inception) through December 31, 2021 included in the Company’s Form 10-K as filed with the SEC on April 15, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. At the adoption date, the Company recognized a $72,007 right-of-use asset, and a $76,141 lease liability that represents the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and is amortized over the remaining term of the lease. See Recent Accounting Pronouncements below for additional information related to the adoption of this guidance.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. These securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities is included in dividend and interest income in the accompanying condensed Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Through June 30, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Common shares outstanding during the period. Weighted average shares for the period from February 5, 2021 (inception) through June 30, 2021 were reduced for the effect of an aggregate of 468,750 Class B Common shares that were subject to forfeiture until the over-allotment option was exercised by the underwriter on October 15, 2021 (see Note 8). As a result of the overallotment being exercised in full, the weighted average shares outstanding from the prior period have been retrospectively adjusted and no longer exclude the shares that had previously been subject to forfeiture.

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

The Company’s Public Warrants (see Note 3) and Private Placement Warrants could potentially be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted net income (loss) per share because the warrants were anti-dilutive as their exercise price was in excess of the average Class A common

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

stock price over the periods presented. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. 17,381,250 potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive.

A reconciliation of net income per share is as follows for the three months ended June 30, 2022:

	Class A Common Stock subject to
	possible redemption	Class B Common Stock
Allocation of undistributable income	$1,278,314	319,579
Net Income to Common shares	1,278,314	319,579

Weighted average shares outstanding, basic and diluted	14,375,000	3,593,750

Basic and diluted net income per share	$0.09	0.09

A reconciliation of net income per share is as follows for the six months ended June 30, 2022:

	Class A Common Stock subject to
	possible redemption	Class B Common Stock
Allocation of undistributable income	$4,122,308	1,030,577
Net Income to Common shares	4,122,308	1,030,577

Weighted average shares outstanding, basic and diluted	14,375,000	3,593,750

Basic and diluted net income per share	$0.29	0.29

The Company did not generate any income or loss during the three months ended June 30, 2021.

A reconciliation of net loss per share is as follows for the period from February 5, 2021 (inception) through June 30, 2021:

Class B
Common Stock
Allocation of undistributable losses	(10,000)
Net Loss to Common shares	(10,000)

Weighted average shares outstanding, basic and diluted	3,125,000

Basic and diluted net (loss) per share	(0.00)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. The Company adopted ASU No. 2016-02 on January 1, 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. As a result of the adoption of this guidance, the Company recorded a non-cash transaction to recognize on January 1, 2022 lease liabilities totaling $76,141 and right-of-use-assets totaling $72,007, which will be amortized over the remaining terms of the lease.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the Public Warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 18-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at (i) a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Class A common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders, and (ii) a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Class A common stock equals or exceeds $10.00 per share and is less than $18.00 per share on the trading day on which the Company sends the notice of redemption to the Public Warrant holders.

On October 20, 2021, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on October 26, 2021. Any Units not separated will continue to trade on the NYSE under the symbol “PRBM.U.” Any underlying shares of Class A common stock and warrants that are separated will trade on the NYSE under the symbols “PRBM,” and “PRBM.WS,” respectively.

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on September 27, 2021 to pay the Sponsor a total of $15,000 per month for office space, utilities and administrative support services. Since the Company has not used the Sponsor’s services since inception, no expenses have been incurred in relation to this agreement through June 30, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no amounts borrowed under the Working Capital Loans as of June 30, 2022 and December 31, 2021.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

6. LEASES

The Company is obligated under a noncancelable operating lease for its office space in Campbell, California, expiring in May 2023 (the “Campbell Lease”). In addition, the Company is required to share in certain taxes and operating expenses of the Campbell Lease.

The Company recorded a non-cash transaction to recognize on January 1, 2022 lease liabilities totaling $76,141 and right-of-use-assets totaling $72,007. This lease liability represents the net present value of future lease payments for the Campbell Lease utilizing a discount rate of 2.45%, which corresponds to the Company’s incremental borrowing rate. As of June 30, 2022, the remaining lease term was 0.9 years. The Company recorded expenses related to the Campbell Lease of $12,958 and $25,915 for the three and six months ended June 30, 2022. The Company recorded no expenses related to the Campbell Lease during the three months ended June 30, 2021 and during the period from February 5, 2021 through June 30, 2021. During the three and six months ended June 30, 2022, the Company made cash payments of $13,514 and $27,028 for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2022:

Undiscounted lease liabilities for years ending December 31,
2022 (remaining)	$27,306
2023	23,224
Total undiscounted lease liabilities	50,530
Less effects of discounting	(617)
Total lease liabilities	$49,913

7. INCOME TAXES

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was 1.4% and 0% for the three months ended June 30, 2022 and 2021, respectively. The Company’s ETR was 1.4% and 0% for the six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021, respectively. The difference between the effective tax rate of 1.4% and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 was primarily due to the ETR adjustment, the change in the fair value of the warrant liability, utilization of net operating loss, and the change in the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company has no uncertain tax positions related to federal and state income taxes. The 2021 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

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

The underwriter received a cash underwriting discount of $0.20 per Unit, or $2,875,000, including for full exercise of the underwriter’s over-allotment option, paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $5,031,250 including for full exercise of the underwriter’s over- allotment option. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. See Note 1 for further details.

9. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 14,375,000 shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,593,750 shares of Class B common stock issued and outstanding.

Only holders of Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the prospectus dated September 27, 2021 and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

10. WARRANTS

The Company has 17,381,250 Warrants outstanding at June 30, 2022, of which 10,781,250 are Public Warrants and 6,600,000 are Private Placement Warrants (“the Warrants”).

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

PARABELLUM ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

11. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$145,447,559

Liabilities:
Warrant liability- Public Warrants	1	$1,401,562
Warrant liability- Private Placement Warrants	2	$858,000

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$145,201,023

Liabilities:
Warrant liability – Public Warrants	1	$4,851,563
Warrant liability – Private Placement Warrants	2	$2,970,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. During the three and six months ended June 30, 2022, the Company recognized a gain on the change in fair value of the warrant liability in the unaudited condensed statements of operations resulting from decreases in the fair value of the warrant liabilities of $1,738,126 and $5,562,001, respectively.

The estimated fair value of the Company’s outstanding Public Warrants as of June 30, 2022 and December 31, 2021, was determined based on the market price of the Public Warrants as of June 30, 2022 and December 31, 2021, respectively, as the Public Warrants were separately listed and traded in an active market during the period.

The estimated fair value of the Private Placement Warrants classified as a Level 2 measurement as of June 30, 2022 and December 31, 2021, as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022.

12. SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Parabellum Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Founder” or “Sponsor” refer to Parabellum Acquisition Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company, incorporated in the State of Delaware on February 5, 2021 and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We have not identified an acquisition target. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of Public Units in our Offering, the sale of the Private Placement Warrants to our Sponsor, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the Offering each consisted of one share of Class A common stock, and three-quarters (3/4) of one redeemable warrant to purchase one share of Class A common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Warrants were substantially similar to the Public Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Public Units are referred to herein as the “public warrants,” and the warrants included in the Private Placement Warrants are referred to herein as the “private warrants.”

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. From February 5, 2021 (inception) through June 30, 2022, our only activities have been organizational activities, those necessary to prepare for the Public Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Public Offering to hold an amount of cash and marketable securities equal to the redemption amount of the Public Units sold in the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,597,893, which included $1,738,126 of other income related to the change in the fair value of the warrant liability and $220,299 of dividend and interest income earned in the trust account, offset by $284,724 in general and administrative expenses and $75,808 of current tax expense.

For the six months ended June 30, 2022, we had net income of $5,152,885, which included $5,562,001 of other income related to the change in the fair value of the warrant liability and $246,536 of dividend and interest income earned in the trust account, offset by $579,844 in general and administrative expenses and $75,808 of current tax expense.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $613,599, and net working capital of $400,287. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

As of October 15, 2021, transaction costs related to the exercise of the over-allotment option amounted to $1,941,520, consisting of $375,000 of underwriting fees, $656,250 of deferred underwriting fees, $667,125 representing the aggregate fair value of Founder Shares sold to Anchor Investors, and $243,145 of other offering costs. Of the total transaction costs of $1,941,520 related to the exercise of the over-allotment option, $1,865,801 was allocated to the Class A common stock and $75,719 was allocated to the Public Warrants.

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

As described more fully in Note 1 to the Financial Statements if the Company is unable to obtain approval for an extension of the deadline or complete a Business Combination by March 30, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company has until March 30, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by March 30, 2023, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s policies, estimates and assumptions during the six-months ended June 30, 2022, except as noted below. Reference should be made to the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of other significant accounting policies.

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. The Company adopted ASU No. 2016-02 on January 1, 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. As a result of the adoption of this guidance, the Company recorded a non-cash transaction to recognize on January 1, 2022 lease liabilities totaling $76,141 and right-of-use-assets totaling $72,007, which will be amortized over the remaining terms of the lease.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors in our Annual Report on Form 10-K that was filed with the SEC on April 15, 2022 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent volatility in capital markets may affect our ability to obtaining financing for our initial Business Combination through sales of our shares of common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial Business Combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our shares of common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial Business Combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will (if a period to complete a Business Combination is ever extended to 24 months from the closing of the Initial Public Offering or longer subject to the required stockholders’ approval), on or prior to the 24-month anniversary of the effective date of the Registration Statement (if, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On September 30, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (the “Public Units”). On October 15, 2021, the Company completed the issuance of an additional 1,875,000 Public Units as a result of the Underwriter’s partial exercise of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $143,750,000.

Simultaneously with the consummation of our Initial Public Offering and full exercise of the over-allotment option by the underwriter, we consummated the private placement of 6,600,000 warrants in the aggregate (the “Private Placement Warrants”) to the sponsor, at a price of $1.00 per Private Placement Warrant. The sale of the Private Placement Warrants in connection with our IPO and subsequent over-allotment option exercise generated gross proceeds of $6,600,000.

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

Transaction costs related to the Initial Public Offering amounted to $10,343,978, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees, $2,930,399 representing the aggregate fair value of Founder Shares sold to Anchor Investors and $538,579 of other offering costs. The underwriter’s exercise of their full over-allotment option generated an additional $1,941,520, consisting of $375,000 of underwriting fees, $656,250 of deferred underwriting fees, $667,125 representing the aggregate fair value of Founder Shares sold to Anchor Investors, and $243,145 of other offering costs. In addition, as of June 30, 2022, $617,006 of cash was held outside of the Trust Account and is available for working capital purposes.

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

PARABELLUM ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Narbeh Derhacobian
Narbeh Derhacobian
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer (Principal Financial and Accounting Officer)