Form 10-Q
period 2022-09-30
Parabellum Acquisition Corp.
filed 2022-11-21
CIK 1848165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, 14,375,000 shares of Class A common stock, par value $0.0001 per share, and 3,593,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PARABELLUM ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PARABELLUM ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$419,160	1,105,214
Prepaid expenses	204,402	429,347
Total current assets	623,562	1,534,561

Prepaid expenses, noncurrent	—	99,346
Operating right-of-use assets	34,213	—
Marketable securities held in trust account	146,107,450	145,201,023
Total assets	$146,765,225	146,834,930

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$621,925	254,112
Accrued offering costs	—	272,830
Operating lease liabilities	36,678	—
Deferred rent	—	4,134
Total current liabilities	658,603	531,076
Warrant liability	625,725	7,821,563
Deferred underwriting fees payable	5,031,250	5,031,250
Total liabilities	6,315,578	13,383,889

Commitments and Contingencies (Note 8)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 14,375,000 shares subject to possible redemption issued and outstanding at a redemption value	145,776,578	145,201,023

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding	359	359
Accumulated deficit	(5,327,290)	(11,750,341)

Total Stockholders’ Deficit	(5,326,931)	(11,749,982)

Total Liabilities and Stockholders’ Deficit	$146,765,225	146,834,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

				For the period
				from
				February 5, 2021
			For the nine	(inception)
	For the three months ended		months ended	through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
General and administrative expenses	$523,816	$—	$1,103,660	$10,000
Loss from operations	(523,816)	—	(1,103,660)	(10,000)
Other income (expense):
Offering costs related to Public Warrants	—	(534,602)	—	(534,602)
Change in fair value of warrant liability	1,633,838	—	7,195,839	—
Dividend and interest income	659,891	—	906,427	—
Total other income (expense)	2,293,729	(534,602)	8,102,266	(534,602)

Income (loss) before income taxes	1,769,913	(534,602)	6,998,606	(544,602)

Income tax benefit	75,808	—	—	—

Net income (loss)	$1,845,721	$(534,602)	$6,998,606	$(544,602)

Weighted average shares outstanding of Class A common stock subject to possible redemption - basic and diluted	14,375,000	135,870	14,375,000	52,521

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption (see Note 2)	$0.10	$(0.16)	$0.39	$(0.20)

Weighted average shares outstanding of Class B common stock - basic and diluted	3,593,750	3,125,000	3,593,750	2,691,702

Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.10	$(0.16)	$0.39	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

For the three months and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021

(unaudited)

	Common Stock Subject to Possible
	Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	14,375,000	$145,201,023	3,593,750	$359	$—	$(11,750,341)	$(11,749,982)
Accretion to redemption value of Class A common stock subject to possible redemption	—	26,237	—	—	—	(26,237)	(26,237)
Net income	—	—	—	—	—	3,554,992	3,554,992
Balance - March 31, 2022	14,375,000	145,227,260	3,593,750	359	—	(8,221,586)	(8,221,227)
Net income	—	—	—	—	—	1,597,893	1,597,893
Balance – June 30, 2022	14,375,000	145,227,260	3,593,750	359	—	(6,623,693)	(6,623,334)
Accretion to redemption value of Class A common stock subject to possible redemption	—	549,318	—	—	—	(549,318)	(549,318)
Net income	—	—	—	—	—	1,845,721	1,845,721
Balance — September 30, 2022	14,375,000	$145,776,578	3,593,750	$359	—	$(5,327,290)	$(5,326,931)

	Common Stock Subject to Possible
	Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)
Balance - March 31, 2021	—	—	3,593,750	359	24,641	(10,000)	15,000
Net loss	—	—	—	—	—	—	—
Balance – June 30, 2021	—	—	3,593,750	359	24,641	(10,000)	15,000
Issuance of Class A common stock subject to possible redemption, net of issuance costs of $9,809,375	12,500,000	108,730,315	—	—	—	—	—
Proceeds in excess of the fair value of the private placement warrants	—	—	—	—	1,935,360	—	1,935,360
Capital contribution by the Sponsor through transfer of Class B shares to Anchor Investors (Note 5)	—	—	—	—	2,930,399	—	2,930,399
Accretion to redemption value of Class A common stock subject to possible redemption	—	17,519,685	—	—	(4,890,400)	(12,629,285)	(17,519,685)
Net loss	—	—	—	—	—	(534,602)	(534,602)
Balance – September 30, 2021	12,500,000	$126,250,000	3,593,750	$359	$—	$(13,173,887)	$(13,173,528)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARABELLUM ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

		For the period from
		February 5, 2021
	For the nine	(inception)
	months ended	through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,998,606	$(544,602)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of warrant liability	(7,195,839)	—
Non-cash offering costs associated with warrant liability	—	534,602
Dividend and interest income earned in trust account	(906,427)	—
Amortization of operating right of use assets	37,794	—
Changes in current assets and liabilities:
Prepaid expenses	324,291	(26,800)
Accounts payable and accrued expenses	367,813	—
Operating lease liabilities	(39,462)	—
Net cash used in operating activities	(413,224)	(36,800)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(126,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Promissory Note – related party	—	150,000
Payment of Promissory Note	—	(150,000)
Gross proceeds from issuance of Public Units	—	125,000,000
Proceeds from issuance of Private Placement Warrants	—	6,225,000
Proceeds from issuance of Founder Shares	—	25,000
Payment of offering costs	(272,830)	(2,629,647)
Net cash (used in) provided by financing activities	(272,830)	128,620,353

Net Change in Cash	(686,054)	2,333,553
Cash – beginning of period	1,105,214	—
Cash – end of period	$419,160	$2,333,553

Supplemental Disclosure of cash flow information:
Capital contribution by the Sponsor through transfer of Class B shares	$—	$2,930,400
Offering costs included in accrued offering costs	$—	$408,931
Deferred underwriting fees payable	$—	$4,375,000
Accretion of the interest earned in trust account	$575,555	$—
Right-of-use asset acquired through operating lease upon adoption of ASC 842	$72,007	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to Condensed Financial Statements
(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Parabellum Acquisition Corp. (the “Company”) is a blank check company incorporated in the state of Delaware on February 5, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has identified EnOcean GmbH (“EnOcean”) as its Business Combination target. EnOcean is a company focused on energy harvesting based Internet of Things (IoT) devices, devoted to commercial buildings and smart spaces.

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and activities necessary to identify a potential target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Proposed Business Combination

On November 13, 2022, the Company executed a Business Combination Agreement (the “Business Combination Agreement”) with EnOcean GmbH, a German private limited company incorporated under the laws of Germany (“EnOcean”), EnOcean Holdings B.V., a private company with limited liability incorporated under the Laws of the Netherlands and formed by certain shareholders of EnOcean (“Holdco”) and Artemis Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”) (the transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Business Combination Agreement

The below description of the Business Combination Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the actual agreement, a copy of which is filed with the Current Report on Form 8-K filed on November 14, 2022, as Exhibit 2.1. Capitalized terms used but not otherwise defined herein will have the meanings given to them in the Business Combination Agreement. The Business Combination Agreement is not intended to provide any other factual information about Parabellum, EnOcean, Holdco or Merger Sub. In particular, the assertions embodied in the representations and warranties by Parabellum, EnOcean, Holdco and Merger Sub contained in the Business Combination Agreement are qualified by information in the disclosure schedules provided by the parties in connection with the signing of the Business Combination Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Business Combination Agreement. Moreover, certain representations and warranties in the Business Combination Agreement were made as of a specified date, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Business Combination Agreement are not necessarily characterizations of the actual state of facts about Parabellum, EnOcean, Holdco or Merger Sub at the time they were made or otherwise and should only be read in conjunction with the other information that Parabellum makes publicly available in reports, statements and other documents filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Merger

Pursuant to the terms of the Business Combination Agreement, Merger Sub will merge with and into Parabellum (the “Merger”), with Parabellum as the surviving company in the Merger (the “Surviving Corporation”), and after giving effect to the Merger, the Surviving Corporation will be a wholly owned subsidiary of Holdco.

Immediately prior to the Merger, Parabellum’s Class B common stock (“Parabellum Class B Common Stock”) will automatically convert into Class A common stock, par value $0.0001 per share (“Parabellum Class A Common Stock”).

At the effective time of the Merger (the “Merger Effective Time”), each issued and outstanding share of Parabellum Class A common stock (other than Parabellum common stock owned by Parabellum as treasury stock (collectively, the “Excluded Shares”)) will be automatically cancelled and extinguished and exchanged for one share of common stock, $0.0001 per share, in the Surviving Corporation (“Surviving Corporation Common Stock”) that is held in the account of a bank or trust company designated by Parabellum (the “Exchange Agent”), solely for the benefit of the holder of such share of Parabellum Class A common stock as of immediately prior to the Merger Effective Time. In accordance with the provisions of Section 2:94b of the Dutch Civil Code (Burgerlijk Wetboek), the Exchange Agent will contribute and transfer on behalf of such Parabellum stockholders to Holdco, as a contribution in kind (inbreng op aandelen anders dan in geld) each share of the Surviving Corporation Common Stock that were issued to the Exchange Agent solely for the account and benefit of such Parabellum stockholders, and, in consideration of this contribution in kind, Holdco will issue (uitgeven) to the Exchange Agent for the account and benefit of such Parabellum stockholders one ordinary share of Holdco with a nominal value of €0.16 per share (each a “Holdco Ordinary Share”) in respect of each share of the Surviving Corporation Common Stock so contributed, (such issuance, together with the Merger, the “Holdco-Parabellum Business Combination”). From and after the Merger Effective Time, the holder(s) of certificates, if any, evidencing ownership of Parabellum common stock or Parabellum common stock held in book-entry form issued and outstanding immediately prior to the Merger Effective Time will cease to have any rights with respect to such shares except as otherwise provided for herein or under applicable Law.

Further, each warrant to purchase shares of Parabellum Class A common stock (“Parabellum Warrant”) that is outstanding immediately prior to the Merger Effective Time will be converted into a warrant that is exercisable for an equivalent number of Holdco Ordinary Shares on the same contractual terms and conditions as were in effect with respect to such Parabellum Warrant immediately prior to the effective time under the terms of the Warrant Agreement, dated September 27, 2021, by and between Parabellum and Continental Stock Transfer & Trust Company (the “Warrant Agent”) (the “Existing Warrant Agreement”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement (the “Holdco Warrants”).

The Exchange

At the Closing (as defined below), prior to giving effect to the Holdco-Parabellum Business Combination, pursuant to the Shareholder Undertaking (as defined below), and in accordance with the provisions of Section 2:204b of the Dutch Civil Code (Burgerlijk Wetboek), each holder (a “Company Shareholder”) of the ordinary shares of EnOcean (the “Company Ordinary Shares”) as of immediately prior to the Closing, will contribute each Company Ordinary Share held to Holdco, in exchange for the Company Per Share Consideration (as defined below) and, subject to vesting and forfeiture conditions described below, the Earnout Shares (as defined below) by, among other things, entering with Holdco into (i) a German Share Transfer Deed in a form and substance reasonably satisfactory to Parabellum, pursuant to which each Company Shareholder will contribute, assign and transfer to Holdco the Company Ordinary Shares owned by such Company Shareholder and (ii) a Dutch Deed of Issue, under which each Company Ordinary Share issued and outstanding as of immediately prior to the Closing will be exchanged for such number of Holdco Ordinary Shares equal to the Company Per Share Consideration (the “Exchange”). The “Company Per Share Consideration” means, with respect to each Company Ordinary Share, a number of Holdco Ordinary Shares equal to the Exchange Ratio. The “Exchange Ratio” means (i)(a) $120,000,000 divided by (b) the Fully-Diluted Company Shares, divided by (ii) $10.00. The “Fully-Diluted Company Shares” means an amount equal to, without duplication, (i) the aggregate number of shares of Company Ordinary Shares that are issued and outstanding as of immediately prior to the Exchange on a fully-diluted basis plus (ii) the aggregate number of Company Ordinary Shares issuable upon the full exercise, exchange or conversion of all options to purchase Company Ordinary Shares that are outstanding as of immediately prior to the Merger Effective Time (the “Company Options”) that are outstanding as of immediately prior to the Exchange, calculated with respect to Company Options outstanding prior to the date of the Business Combination Agreement or issued on or after the date of the Business Combination Agreement and prior to Closing under the stock option plans of EnOcean, using the treasury stock method.

Each Company Option that is outstanding immediately prior to the Exchange will become fully vested immediately prior to the Closing and will be converted at the Exchange into a fully vested option to purchase a number of shares of the applicable class of Holdco Ordinary Shares (such option, a “Holdco Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of the applicable class of Company Ordinary Shares subject to such Company Option immediately prior to the Exchange and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Company Option immediately prior to the Exchange divided by (B) the Exchange Ratio; provided, however, that the exercise price and the number of shares of the applicable class of Holdco Ordinary Shares underlying the Holdco Options will be determined in a manner consistent with the requirements of Section 409A and 424 of the U.S. Internal Revenue Code of 1986, as amended.

Following the Exchange and prior to the Merger Effective Time, the legal form of Holdco will (i) be changed from a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) to a public limited liability company (naamloze vennootschap), whereby Holdco and (ii) amend and restate the organizational documents of Holdco.

The Earnout Shares

After the Closing, the pre-closing Company Shareholders, including holders of any Company Option which will be converted into Holdco Options, (the “Shareholder Earnout Group”), will have the contingent right to receive additional Holdco Ordinary Shares within five business days after the occurrence of a Share Price Trigger (as defined below). Holdco will issue or caused to be issued an aggregate number of Holdco Ordinary Shares equal to 15% of the total number of Holdco Ordinary Shares outstanding immediately after the Merger Effective Time to the Shareholder Earnout Group with respect to each trigger event, as such Holdco Ordinary Shares may be adjusted for any stock split, reverse stock split, recapitalization, reclassification, reorganization, exchange, subdivision or combination (the “Earnout Shares”). The Earnout Shares will be allocated on a pro rata basis among the Shareholder Earnout Group. The Earnout Shares will be released and delivered to the Shareholder Earnout Group as follows:

(i)        30% of the Earnout Shares will be issued by Holdco to the members of the Shareholder Earnout Group on a pro rata basis if, on or prior to the fifth anniversary of the Closing, the VWAP (as defined below) of the Holdco Ordinary Shares equals or exceeds $12.50 per share for twenty of any thirty consecutive trading days commencing after the Closing on the New York Stock Exchange (the “NYSE”), NYSE American stock exchange or Nasdaq stock exchange, as applicable (the “First Share Price Trigger”);

(ii)        30% of the Earnout Shares will be issued by Holdco to the members of the Shareholder Earnout Group on a pro rata basis if, on or prior to the fifth anniversary of the Closing, the VWAP of shares of Holdco Ordinary Shares equals or exceeds $15.00 per share for twenty of any thirty consecutive trading days commencing after the Closing on the NYSE, NYSE American stock exchange or Nasdaq stock exchange, as applicable (the “Second Share Price Trigger”);
(iii)        40% of the Earnout Shares will be issued by Holdco to the members of the Shareholder Earnout Group on a pro rata basis if, on or prior to the fifth anniversary of the Closing, the VWAP of shares of Holdco Ordinary Shares equals or exceeds $17.50 per share for twenty of any thirty consecutive trading days commencing after the Closing on Nasdaq, the NYSE, NYSE American stock exchange or Nasdaq stock exchange, as applicable (the “Third Share Price Trigger” and, collectively with the First Share Price Trigger and the Second Share Price Trigger, the “Share Price Triggers”); and
(iv)        if the conditions set forth in (i), (ii), or (iii) above have not been satisfied following the fifth anniversary of the Closing, any Earnout Shares remaining will be automatically cancelled and the members of the Shareholder Earnout Group not to have any right to receive such Earnout Shares or any benefit therefrom.

The Shareholder Earnout Group with respect to any Share Price Trigger will be entitled to receive Earnout Shares upon the occurrence of each applicable Share Price Trigger.

“VWAP” means, for any security as of any date(s), the dollar volume-weighted average price for such security on the principal securities exchange or securities market on which such security is then traded during the period beginning at 9:30:01 a.m., New York time, and ending at 4:00:00 p.m., New York time, as reported by Bloomberg through its “HP” function (set to weighted average) or, if the foregoing does not apply, the dollar volume-weighted average price of such security in the over-the-counter market on the electronic bulletin board for such security during the period beginning at 9:30:01 a.m., New York time, and ending at 4:00:00 p.m., New York time, as reported by Bloomberg, or, if no dollar volume-weighted average price is reported for such security by Bloomberg for such hours, the average of the highest closing bid price and the lowest closing ask price of any of the market makers for such security as reported by OTC Markets Group Inc. If the VWAP cannot be calculated for such security on such date(s) on any of the foregoing bases, the VWAP of such security on such date(s) will be the fair market value per share on such date(s) as reasonably determined in good faith by a majority of the disinterested independent directors of the board of directors (or equivalent governing body) of Holdco at such time. The VWAP targets for the Holdco Ordinary Shares to achieve a Share Price Trigger and the number of shares of Holdco Ordinary Shares to be issued as Earnout Shares will be equitably adjusted for any stock dividend, subdivision, reclassification, recapitalization, split, combination or exchange of shares, or any similar event affecting the Holdco Ordinary Shares after the date of the Business Combination Agreement. Any fractional Earnout Shares that would otherwise be issuable to any member of the Shareholder Earnout Group will be rounded down to a whole share of Holdco Ordinary Share.

In the event that there is an agreement with respect to (a) any person or any group of persons acting together which would constitute a “group” for purposes of Section 13(d) of the Exchange Act or any successor provisions thereto is or becomes the beneficial owner, directly or indirectly, of securities of Holdco representing more than 50% of the combined voting power of Holdco’s then outstanding voting securities, (b) there is consummated a merger or consolidation of Holdco with any other corporation or other entity, and, immediately after the consummation of such merger or consolidation, either (x) Holdco’s board of directors immediately prior to the merger or consolidation does not constitute at least a majority of the board of directors of the company surviving the merger or, if the surviving company is a subsidiary, the ultimate parent thereof, or (y) the voting securities of Holdco immediately prior to such merger or consolidation do not continue to represent or are not converted into more than 50% of the combined voting power of the then outstanding voting securities of the person resulting from such merger or consolidation or, if the surviving company is a subsidiary, the ultimate parent thereof, or (c) the shareholders of Holdco approve a plan of complete liquidation or dissolution of Holdco or there is a consummated agreement or series of related agreements for the sale, lease or other disposition, directly or indirectly, by Holdco of all or substantially all of the assets of Holdco and its subsidiaries, taken as a whole, other than such sale or other disposition by Holdco of all or substantially all of the assets of Holdco, its subsidiaries, taken as a whole, to an entity at least fifty percent 50% of the combined voting power of the voting securities of which are owned by shareholders of Holdco in substantially the same proportions as their ownership of Holdco immediately prior to such sale (a “Holdco Sale”), entered into after the Closing and prior to the date that is five years following the Closing, then (i) if the per share value of the consideration to be received by the holders of Holdco Ordinary Shares in such Holdco Sale equals or exceeds the First Share Price Trigger and the First Share Price Trigger has not been previously achieved, then the First Share Price Trigger will be deemed to have been achieved, (ii) if the per share value of the consideration to be received by the holders of the Holdco Ordinary Shares in such Holdco Sale equals or exceeds the Second Share Price Trigger and the Second Share Price Trigger has not been previously achieved, then the Second Share Price Trigger will be deemed to have been achieved, and (iii) if the per share value of the consideration to be received by the holders of the Holdco Ordinary Shares in such Holdco Sale equals or exceeds the Third Share Price Trigger and the Third Share Price Trigger has not been previously achieved, then the Third Share Price Trigger will be deemed to have been achieved, and Holdco will issue the applicable amount of Earnout Shares on the date prior to the closing of such Holdco Sale (in each case, to the extent such Earnout Shares have not previously been issued); provided, that, if the consideration to be received by the holders of Holdco Ordinary Shares in such Holdco Sale includes non-cash consideration, the value of such consideration will be determined in good faith by the board of directors of Holdco.

The Closing

The closing of the Business Combination (the “Closing”) will occur as promptly as practicable, but in no event later than three Business Days, after the satisfaction or, if permissible, waiver of the conditions set forth in the Business Combination Agreement.

Proxy Statement

As promptly as practicable, after the date of the Business Combination Agreement and receipt of the audited consolidated financial statements of EnOcean and its subsidiaries for the twelve month periods ended September 30, 2021, and September 30, 2022 audited or reviewed, as applicable, in accordance with the auditing standards of the PCAOB, (i) Holdco, EnOcean and Parabellum will prepare and file with the SEC a proxy statement (as amended or supplemented from time to time, the “Proxy Statement”) to be sent to the Parabellum stockholders relating to a stockholders’ meeting of Parabellum to be held to consider approval and adoption of (a) the Business Combination Agreement and the Merger, (b) any other proposals as either the SEC or the NYSE may indicate are necessary, and (c) any other proposals the parties deem necessary to effectuate the Business Combination, and (ii) Holdco will file with the SEC a registration statement on Form F-4 (the “F-4 Registration Statement”), in which the Proxy Statement will be included as a prospectus, in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the Holdco Ordinary Shares and Holdco Warrants to be issued in the Merger.

Stock Exchange Listing

Pursuant to the terms of the Business Combination Agreement, EnOcean, Holdco and Parabellum are required to use their respective reasonable best efforts to cause the Holdco Ordinary Shares to be issued in connection with the Business Combination to be approved for listing on the NYSE, NYSE American stock exchange, or Nasdaq stock exchange as promptly as practicable after the date of the Business Combination Agreement, and in any event prior to the Closing.

Name Change

Upon the Closing of the Business Combination, Holdco will be renamed to a new name, to be mutually agreed to by Parabellum and the EnOcean.

Transaction Expenses

The fees, expenses and disbursements incurred by or on behalf of Parabellum for underwriters, outside counsel, agents, advisors, consultants, experts, financial advisors and other service providers engaged by or on behalf of Parabellum in connection with the Business Combination (the “Outstanding Parabellum Transaction Expenses”) plus any deferred underwriting fees required to be paid by or on behalf of Parabellum will not exceed $12,500,000. If the sum of the Outstanding Parabellum Transaction Expenses and the deferred underwriting fees required to be paid by or on behalf of Parabellum exceeds $12,500,000, the sponsor of Parabellum, Parabellum Acquisition Partners, LLC (“Sponsor”), will pay such excess amount to Holdco at the Closing.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) organization and qualification, subsidiaries, (b) company organizational documents and books and records, (c) capitalization, (d) insolvency, (e) authority relative to the agreement, (f) no conflicts, required filings and consents, (g) permits, compliance, (h) financial statements, (i) absence of changes, (j) absence of litigation, (k) employee benefit plans, (l) labor and employment matters, (m) real property, title of assets, (n) intellectual property, (o) customers and suppliers, (p) taxes, (q) environmental matters, (r) material contracts, (s) international trade laws, (t) insurance, (u) anti-corruption laws, (v) related party transactions, (w) exchange act, (x) brokers, (y) exclusivity.

Covenants

The Business Combination Agreement includes customary covenants of the parties with respect to the operation of their respective businesses prior to the consummation of the Business Combination and efforts to satisfy the conditions to consummation of the Business

Combination. The Business Combination Agreement also contains additional covenants of the parties, including, among others, covenants providing for Parabellum and EnOcean to use their reasonable best efforts to obtain all permits, consents, approvals, authorizations, qualifications and orders of governmental authorities and parties to contracts with EnOcean and its subsidiaries as set forth in the Business Combination Agreement necessary for the consummation of the Business Combination and to fulfill the conditions to the Merger.

Incentive Plans

In connection with the Merger, the parties will cooperate to establish, prior to the Closing an equity incentive award plan (the “Holdco Equity Plan”) for Holdco with an award pool of Holdco Ordinary Shares equal to (i)  10% of the fully diluted shares of Holdco outstanding as of immediately after the Merger Effective Time (rounded up to the nearest whole share), which plan will include an “evergreen” provision pursuant to which such award pool will automatically increase on each January 1st that occurs within the ten year period following shareholder approval of such plan by an amount equal to 5% of the shares of Holdco Ordinary Shares outstanding as of 12:01 a.m. (Pacific Time) on such date, and which plan will be effective at and after the Closing.

EnOcean Exclusivity Restrictions

Pursuant to the terms of the Business Combination Agreement, from the date of the Business Combination Agreement to the Closing or, if earlier, the termination of the Business Combination Agreement in accordance with its terms, EnOcean has agreed, among other things, not to, directly or indirectly, (i) enter into, solicit, initiate or continue any discussions or negotiations with, or encourage or respond to any inquiries or proposals by, or participate in any negotiations with, or provide any information to, or otherwise cooperate in any way with, any person or other entity concerning the potential acquisition of all or substantially all of the equity interests or assets of EnOcean, whether by merger, sale of stock, sale of assets, business combination or otherwise (an “Alternative Transaction”), (ii) enter into any agreement regarding, continue or otherwise participate in any discussions regarding, or furnish to any person any information with respect to, or cooperate in any way that would otherwise reasonably be expected to lead to, any Alternative Transaction or (iii) commence, continue or renew any due diligence investigation regarding any Alternative Transaction.

Parabellum Exclusivity Restrictions

Pursuant to the terms of the Business Combination Agreement, from the date of the Business Combination Agreement to the Merger Effective Time or, if earlier, the termination of the Business Combination Agreement in accordance with its terms, Parabellum has agreed among other things, not to take, whether directly or indirectly, any action to solicit, initiate, continue or engage in discussions or negotiations with, or enter into any agreement with, or encourage, respond, provide information to or commence due diligence with respect to, any person (other than EnOcean, its shareholders and/or any of their affiliates or representatives), concerning, relating to or which is intended or is reasonably likely to give rise to or result in, any offer, inquiry, proposal or indication of interest, written or oral relating to any business combination transaction other than with EnOcean, its subsidiaries, their shareholders and their respective affiliates and representatives.

PIPE Investment and Secondary Sale

Following the date of the Business Combination Agreement, Holdco may enter into agreements with investors (the “PIPE Investors”) for the subscription for Holdco Ordinary Shares, convertible promissory notes or other securities or any combination thereof to be subscribed for pursuant to the terms of one or more subscription agreements with terms acceptable to EnOcean and Parabellum (all such subscription agreements, collectively the “PIPE Subscription Agreements”) with the PIPE Investors or additional investors reasonably acceptable to EnOcean (which approval will not be unreasonably withheld) on terms mutually agreeable to EnOcean and Parabellum (each acting reasonably and in good faith), provided that, unless otherwise agreed to, the aggregate gross proceeds under the PIPE Subscription Agreements will not exceed $40,000,000 (the “PIPE Investment Amount”), provided further that, such PIPE Investment Amount will be increased to account for any fees paid by EnOcean, Holdco or Parabellum in connection with the negotiation, execution and/or consummation of the PIPE Investment Amount. In connection with Holdco seeking a PIPE Investment, Parabellum, Holdco and EnOcean will cooperate with each other in connection with such PIPE Investment and use their respective commercially reasonable efforts to cause such PIPE Investment to occur.

In the event (a) the aggregate amount of proceeds raised in the PIPE Investment plus (b) the amount of funds in the trust fund established by Parabellum for the benefit of its public stockholders maintained in a trust account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company (after giving effect to the election of an eligible holder of the Parabellum Class A Common Stock (as determined in accordance with Parabellum’s amended and restated certificate of incorporation) to redeem all or a portion of such holder’s shares of Parabellum Class A Common Stock) (the “Parabellum Share Redemption”), will exceed $30,000,000 (net of Outstanding Parabellum Transaction Expenses), then Holdco will, at the Closing, use excess proceeds in an amount not to exceed $10,000,000, for direct secondary purchases of Holdco Ordinary Shares from certain former Company Shareholders (the “Secondary Sale”). The Secondary Sale will be effected pursuant to purchase and sale agreements, between Holdco and such former Company Shareholders, on terms acceptable to EnOcean and Parabellum.

Conditions to Closing

The consummation of the Business Combination is subject to the receipt of the requisite approval of the stockholders of each of Parabellum and EnOcean, and the fulfillment of certain other conditions, as described in greater detail below.

Mutual Conditions

Under the terms of the Business Combination Agreement, the obligations of Holdco, EnOcean, Parabellum and Merger Sub to consummate the Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following conditions: (i) the approval by the shareholders of EnOcean of the Business Combination, and certain other matters related to its implementation having been obtained at a physical meeting (Gesellschafterversammlung) of the Company Shareholders to be held in accordance with EnOcean’s Articles of Association and in line with past practice (the “Required Company Shareholders’ Consent”), and remaining in full force and effect; (ii) the approval and adoption by the stockholders of Parabellum of (a) the Business Combination Agreement and the Merger, (b) any other proposals as either the SEC or the NYSE may indicate are necessary, and (c) any other proposals the parties deem necessary to effectuate the Business Combination will have been received by the requisite affirmative vote of the stockholders of Parabellum in accordance with a proxy statement of Parabellum, the Delaware General Corporation Law, the certificate of incorporation and the bylaws of Parabellum and the rules and regulations of the NYSE; (iii)  no governmental authority will have enacted, issued, promulgated, enforced or entered any law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the Business Combination illegal or otherwise prohibiting consummation of the Business Combination; (iv) all applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in respect of the Business Combination will have expired or been terminated; (v) all consents, approvals and authorizations set forth in the Business Combination Agreement will have been obtained from and made with all governmental authorities; (vi) the F-4 Registration Statement will have been declared effective under the Securities Act, no stop order suspending the effectiveness of the Registration Statement will be in effect, and no proceedings for purposes of suspending the effectiveness of the Registration Statement will have been initiated or threatened by the SEC; (vii) Holdco’s initial listing application with the NYSE, NYSE American stock exchange or Nasdaq stock exchange, as applicable, in connection with the Business Combination will have been conditionally approved, and the Holdco Ordinary Shares and Holdco Warrants to be issued in connection with the Merger and the Holdco Ordinary Shares that will become issuable upon the exercise of the Holdco Warrants will have been approved for listing on the NYSE, NYSE American stock exchange or Nasdaq stock exchange, as applicable, subject to any requirement to have a sufficient number of round lot holders of the Holdco Ordinary Shares and Holdco Warrants; (viii) the Holdco Equity Plan will have been adopted and approved by the Holdco shareholders; (ix) the aggregate cash proceeds received by Parabellum or any of its affiliates from the Trust Account in connection with the Business Combination (after for the avoidance of doubt, giving effect to the Parabellum Share Redemption) and the transactions contemplated in the PIPE Subscription Agreements will be equal to or greater $30,000,000; (x) upon the Closing, and after giving effect to the Parabellum Share Redemption, Parabellum will have net tangible assets of at least $5,000,001 (excluding assets of EnOcean); (xi) the Shareholder Undertaking, the Voting and Shareholder Support Agreement (as defined below), the Sponsor Support Agreement (as defined below), the Registration Rights and Lock-Up Agreement (as defined below) and the PIPE Subscription Agreement (the “Transaction Documents”) will be in full force and effect and will not have been rescinded by the parties thereto; (xii) the Exchange will have occurred; (xiii) immediately following the Closing, the officers and directors of Holdco will be constituted in accordance with the Business Combination Agreement; and (xiv) all parties to the Registration Rights and Lock-Up Agreement will have delivered, or cause to be delivered, to Parabellum, the EnOcean and Holdco, copies of the Registration Rights and Lock-Up Agreement duly executed by all such parties.

Parabellum Conditions to Closing

Additionally, under the terms of the Business Combination Agreement, the obligations of Parabellum to consummate the Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of, among other customary closing conditions, the following conditions: (i)  EnOcean Shareholders owning at least 95% of the Company Ordinary Shares will have entered into, and be bound by, the Shareholder Undertaking, and the same will not be revoked, modified, amended, waived or terminated; (ii) no material adverse effect involving EnOcean will have occurred between the date of the Business Combination Agreement and the Closing; and (iii) other than those persons identified as continuing directors, all members of the board of directors of EnOcean will have executed written resignations.

EnOcean Conditions to Closing

Additionally, under the terms of the Business Combination Agreement, the obligations of EnOcean to consummate the Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of, among other customary closing conditions, the following conditions: (i) no material adverse effect involving Parabellum will have occurred between the date of the Business Combination Agreement and the Closing; (ii) the transactions contemplated by the Sponsor Support Agreement to occur at or prior to the Closing will have been consummated; and (iv) the Transaction Documents will be in full force and effect and will not have been rescinded by Parabellum.

Termination

The Business Combination Agreement allows the parties to terminate the agreement if certain conditions described in the Business Combination Agreement are satisfied, including if the Merger Effective Time has not occurred by August 13, 2022, the date which is nine months after the date of the Business Combination Agreement (the “Outside Date”). Additionally, under the Business Combination Agreement, (i) Parabellum is allowed to terminate the Business Combination Agreement (a) if the Voting and Shareholder Support Agreement is no longer valid or is otherwise revoked or rescinded at any time, (b) if the Company Shareholders owning at least 95% of the Company Ordinary Shares will not have entered into, and be bound by, the Shareholder Undertaking, as of December 21, 2022, or is, after such time as such Company Shareholders have entered into the and become bound by the Shareholder Undertaking, such Shareholder Undertaking is no longer valid or is revoked or rescinded or such Company Shareholders for any other reason or no longer bound by the Shareholder Undertaking, or (c) if EnOcean fails to deliver the Required Company Shareholders’ Consent within ten days after the date on which the Registration Statement is declare effective, or rescinded, revoked, or no longer valid and (ii)  EnOcean is allowed to terminate the Business Combination Agreement if on or prior to February 28, 2023, Parabellum fails to deliver PIPE Subscription Agreements for an aggregate amount of at least $30,000,000.

Effect of Termination

If the Business Combination Agreement is terminated, the agreement will forthwith become void, and there will be no liability under the Business Combination Agreement on the part of any party to the Business Combination Agreement, except as set forth in the Business Combination Agreement or in the case of termination subsequent to a willful material breach of the Business Combination Agreement by a party thereto.

Shareholder Undertaking

Promptly after the date of the Business Combination Agreement and as a condition to receipt of the Holdco Ordinary Shares, each Company Shareholder will enter into an irrevocable shareholder undertaking (the “Shareholder Undertaking”) in the form attached as Exhibit A to the Business Combination Agreement, by and among Parabellum, EnOcean, and each Company Shareholder, pursuant to which each Company Shareholder agrees (A) to fully support the Business Combination and other transactions contemplated by the Transaction Documents, (B) to execute and deliver to EnOcean a Dutch power of attorney (“POA”) and a German POA, in accordance with the instructions with respect to having such POAs notarized, apostilled, and confirmed, and (C) to contribute his or her shares in EnOcean to Holdco in exchange for Holdco Ordinary Shares and duly execute the German Share Transfer Deed (as defined in the Shareholder Undertaking).

Voting and Shareholder Support Agreement

Parabellum, EnOcean, Holdco and certain Company Shareholders owning at least 95% of the ordinary shares of EnOcean, concurrently with the execution and delivery of the Business Combination Agreement, have entered into a Voting and Shareholder Support Agreement (the “Voting and Shareholder Support Agreement”), pursuant to which such Company Shareholders have agreed, among other things, to vote all of their shares of EnOcean in favor of the Business Combination Agreement and the Business Combination, including the Merger, and to enter into the Shareholder Undertaking promptly upon being requested by EnOcean to do so.

The foregoing description of the Voting and Shareholder Support Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the actual agreement, a copy of which is filed with the Current Report on Form 8-K filed on November 14, 2022, as Exhibit 10.1, and the terms of which are incorporated herein by reference.

Sponsor Support Agreement

Parabellum, Sponsor, Holdco and EnOcean concurrently with the execution and delivery of the Business Combination Agreement, have entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed, among other things, to vote (or execute and return an action by written consent), or cause to be voted at the Parabellum Stockholders’ Meeting (as defined in the Sponsor Support Agreement) (or validly execute and return and cause such consent to be granted with respect to), all of its shares of Parabellum Common Stock in favor of the approval and adoption of the Business Combination Agreement and approval of the Business Combination, including the Merger.

The foregoing description of the Sponsor Support Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the actual agreement, a copy of which is filed with the Current Report on Form 8-K filed on November 14, 2022, as Exhibit 10.2, and the terms of which are incorporated herein by reference.

Amended and Restated Rights and Lock-Up Agreement

Parabellum, Sponsor, certain qualified institutional buyers or accredited investors who are party to that certain Registration and Shareholder Rights Agreement, dated as of September 27, 2021 (the “Original RRA”, the investors, the “Anchor Investors”), Holdco, and certain stockholders of EnOcean (the “Target Holders”, and together with the Sponsor and Anchor Investors, the “Holders”) will be entering into by the Closing, for which it is a condition, an Amended and Restated Registration Rights and Lock-Up Agreement in the form attached as Exhibit D to the Business Combination Agreement (the “Amended and Restated Registration Rights and Lock-Up Agreement”). Pursuant to the terms of the Amended and Restated Registration Rights and Lock-Up Agreement, effective following the Closing, Holdco will be obligated to file a registration statement to register the resale of certain shares of common stock held by the Holders. In addition, pursuant to the terms of the Amended and Restated Registration Rights and Lock-Up Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders following the Closing may demand at any time or from time to time, that Holdco file a registration statement on Form S-1 or Form S-3 to register certain shares of Common Stock held by such Holders. The Amended and Restated Registration Rights and Lock-Up Agreement will also provide the Holders with “piggy-back” registration rights following the Closing, subject to certain requirements and customary conditions.

In addition, subject to certain exceptions, each of the Holders will not Transfer (as such term is defined in the Registration Rights and Lock-Up Agreement), except for in the case of certain customary exceptions, 83.0% of the Holdco Ordinary Shares and any other equity securities convertible into or exercisable or exchange for the Holdco Ordinary Shares (“Lock-Up Shares”) (other than shares obtained through an earn out contemplated by the Transaction or the public market) until the earlier of (i) December 15, 2023, (ii) 180 days after the date of the Closing, or (ii) the date on which, subsequent to the Business Combination, the reported closing price of the Holdco Ordinary Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like occurring after the Closing) for any twenty trading days within any thirty trading day period commencing at least one hundred fifty days after the Closing, or the date on which Holdco completes a liquidation, merger, stock exchange or other similar transaction that results in all of Holdco’s stockholders having the right to exchange their shares of Holdco Ordinary Shares for cash, securities or other property.

Warrant Assumption Agreement

Immediately following the completion of the Holdco-Parabellum Business Combination, Parabellum, Holdco, and the Warrant Agent will enter into a Warrant Assignment, Assumption and Amendment Agreement in substantially the form attached as Exhibit E to the Business Combination Agreement (the “Warrant Assumption Agreement”), pursuant to which Parabellum will assign to Holdco all of Parabellum’s right, title and interest in the Existing Warrant Agreement.

Overview

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. New York Stock Exchange (NYSE) rules provide that the business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a business combination. The Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a business combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by March 30, 2023 (or such later date if the Company's stockholders approved the extension of the Combination Window), (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by March 30, 2023 (or such later date if the Company's stockholders approved the extension of the Combination Window), or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, and (d) not to sell any of the Founder Shares or Public Shares to the Company in any tender offer the Company undertakes in connection with a proposed Business Combination.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $419,160 in its operating bank accounts, $146,107,450 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock subject to possible redemption in connection therewith and negative working capital of $114,959. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to obtain approval for an extension of the deadline or complete a Business Combination by March 30, 2023, then the Company will cease all operations except for the purpose of liquidating.

On October 31, 2022, the Company received a deficiency notice letter from the New York Stock Exchange’s (“NYSE”) Regulation department indicating that the Company was not in compliance with Section 802.01D of the NYSE Listed Company Manual. This section requires Company’s public warrants to maintain a certain selling price level. Due to the low selling price levels of the Company’s public warrants, NYSE issued the notice letter, delisted the warrants and has suspended warrant trading immediately. The Company currently intends to appeal the NYSE Regulation’s determination to delist the warrants.

The Company has until March 30, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by March 30, 2023, there will be a mandatory liquidation and subsequent dissolution. On November 18, 2022, the Company filed a preliminary proxy statement for a special meeting of stockholders to be held on December 20, 2022 to extend the date by which the Company must consummate a Business Combination from March 30, 2023 to September 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 30, 2023. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period from February 5, 2021 (inception) through December 31, 2021 included in the Company’s Form 10-K as filed with the SEC on April 15, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. These securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities is included in dividend and interest income in the accompanying condensed Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Through September 30, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounted to $12,285,498 and are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. In addition, under the guidance in Staff Accounting Bulletin 107 Topic 5.A, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company included in offering costs amounts incurred by the Sponsor through the sale of the Founder Shares to the Anchor Investors (Note 5).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Weighted average shares for the period from February 5, 2021 (inception) through September 30, 2021 were reduced for the effect of an aggregate of 468,750 shares of Class B common stock that were subject to forfeiture until the over-allotment option was exercised by the underwriter on October 15, 2021 (see Note 8). As a result of the overallotment being exercised in full, the weighted average shares outstanding from the prior period have been retrospectively adjusted and no longer exclude the shares that had previously been subject to forfeiture.

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

The Company’s Public Warrants (see Note 3) and Private Placement Warrants could potentially be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted net income (loss) per share because the warrants were anti-dilutive as their exercise price was in excess of the average Class A common stock price over the periods presented. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. 17,381,250 potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive.

A reconciliation of net income per share is as follows for the three months ended September 30, 2022:

	Class A Common Stock subject to
	possible redemption	Class B Common Stock
Allocation of undistributable income	$1,476,577	369,144
Net Income to Common shares	1,476,577	369,144

Weighted average shares outstanding, basic and diluted	14,375,000	3,593,750

Basic and diluted net income per share	$0.10	0.10

A reconciliation of net income per share is as follows for the nine months ended September 30, 2022:

	Class A Common Stock subject to
	possible redemption	Class B Common Stock
Allocation of undistributable income	$5,598,885	1,399,721
Net Income to Common shares	5,598,885	1,399,721

Weighted average shares outstanding, basic and diluted	14,375,000	3,593,750

Basic and diluted net income per share	$0.39	0.39

A reconciliation of net loss per share is as follows for the three months ended September 30, 2021:

	Class A Common Stock subject to
	possible redemption	Class B Common Stock
Allocation of undistributable losses	$(22,575)	(512,327)
Net loss to Common shares	(22,575)	(512,327)

Weighted average shares outstanding, basic and diluted	135,870	3,125,000

Basic and diluted net income per share	$(0.16)	(0.16)

A reconciliation of net loss per share is as follows for the period from February 5, 2021 (inception) through September 30, 2021:

	Class A Common Stock subject to
	possible redemption	Class B Common Stock
Allocation of undistributable losses	$(10,423)	(534,179)
Net loss to Common shares	(10,423)	(534,179)

Weighted average shares outstanding, basic and diluted	52,521	2,691,702

Basic and diluted net income per share	$(0.20)	(0.20)

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

On October 20, 2021, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on October 26, 2021. Any Units not separated continue to trade on the NYSE under the symbol “PRBM.U.” Any underlying shares of Class A common stock and warrants that are separated trade on the NYSE under the symbols “PRBM,” and “PRBM.WS,” respectively.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on September 27, 2021 to pay the Sponsor a total of $15,000 per month for office space, utilities and administrative support services. Since the Company has not used the Sponsor’s services since inception, no expenses have been incurred in relation to this agreement through September 30, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no amounts borrowed under the Working Capital Loans as of September 30, 2022 and December 31, 2021.

6. LEASES

The Company is obligated under a noncancelable operating lease for its office space in Campbell, California, expiring in May 2023 (the “Campbell Lease”). In addition, the Company is required to share in certain taxes and operating expenses of the Campbell Lease.

The Company recorded a non-cash transaction to recognize on January 1, 2022 lease liabilities totaling $76,141 and right-of-use-assets totaling $72,007. This lease liability represents the net present value of future lease payments for the Campbell Lease utilizing a discount rate of 2.45%, which corresponds to the Company’s incremental borrowing rate. As of September 30, 2022, the remaining lease term was 0.7 years. The Company recorded expenses related to the Campbell Lease of $12,957 and $38,872 for the three and nine months ended September 30, 2022. The Company recorded no expenses related to the Campbell Lease during the three months ended September 30, 2021 and during the period from February 5, 2021 through September 30, 2021. During the three and nine months ended September 30, 2022, the Company made cash payments of $13,514 and $40,452 for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2022:

Undiscounted lease liabilities for years ending December 31,
2022 (remaining)	$13,794
2023	23,223
Total undiscounted lease liabilities	37,017
Less effects of discounting	(339)
Total lease liabilities	$36,678

7. INCOME TAXES

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was 4.3% and 0% for the three months ended September 30, 2022 and 2021, respectively. The Company’s ETR was 0% for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021. The difference between the effective tax rate of 4.3% and the U.S. federal statutory rate of 21% for the three months ended September 30, 2022 was primarily due to the ETR adjustment, the change in the fair value of the warrant liability, utilization of net operating loss, and the change in the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended September 30, 2021, nine months ended September 30, 2022, and for the period from February 5, 2021 (inception) through September 30, 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets and the ETR adjustment.

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

9. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 14,375,000 shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,593,750 shares of Class B common stock issued and outstanding.

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

10. WARRANTS

The Company has 17,381,250 Warrants outstanding at September 30, 2022, of which 10,781,250 are Public Warrants and 6,600,000 are Private Placement Warrants (“the Warrants”).

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the shares of common stock issuable upon the exercise of the Private Placement Warrants are transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will become redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

11. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$146,107,450

Liabilities:
Warrant liability- Public Warrants	1	$388,125
Warrant liability- Private Placement Warrants	2	$237,600

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$145,201,023

Liabilities:
Warrant liability – Public Warrants	1	$4,851,563
Warrant liability – Private Placement Warrants	2	$2,970,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. During the three and nine months ended September 30, 2022, the Company recognized a gain on the change in fair value of the warrant liability in the unaudited condensed statements of operations resulting from decreases in the fair value of the warrant liabilities of $1,633,838 and $7,195,839, respectively.

The estimated fair value of the Company’s outstanding Public Warrants as of September 30, 2022 and December 31, 2021, was determined based on the market price of the Public Warrants as of September 30, 2022 and December 31, 2021, respectively, as the Public Warrants were separately listed and traded in an active market during the period.

The estimated fair value of the Private Placement Warrants classified as a Level 2 measurement as of September 30, 2022 and December 31, 2021, as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants prior to December 31, 2021.

The following table presents the changes in the fair value of Level 3 warrant liabilities from February 5, 2021 (Inception) through September 30, 2021:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of February 5, 2021 (inception)	$—	$—	$—

Initial measurement on September 30, 2021	4,289,640	6,460,310	10,749,950

Fair value as of September 30, 2021	$4,289,640	$6,460,310	$10,749,950

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022.

12. SUBSEQUENT EVENTS

On November 13, 2022, the Company executed the Business Combination Agreement with EnOcean, which is described in Note 1.  This Business Combination is expected to close in the first half of 2023 and it subject to the approval by the Company’s stockholders. The Company intends to effectuate this initial Business Combination using (i) cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Warrants, and (ii) cash from a new financing under the PIPE Subscription Agreements.

On November 18, 2022, the Company filed a preliminary proxy statement relating to a special meeting of stockholders to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”), which would, if implemented, allow the Company to extend the Combination Window up to six (6) times for an additional one (1) month each time, from March 30, 2023 to September 30, 2023 (i.e., for a period of time ending 24 months from the consummation of its IPO) by depositing into the Trust Account for each one-month extension $185,000 on or prior to the date of the applicable deadline.

In connection with the approval of the Charter Amendment, the holders of Public Shares may elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account.  The virtual special meeting will be held on Tuesday, December 20, 2022, at 11:00 a.m. Eastern Time, and the record date for the meeting is the close of business on November 28, 2022.

On November 1, 2022, the New York Stock Exchange (the “NYSE”) notified us, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants, each whole warrant exercisable to purchase one share of the Company’s Class A common stock, at a price of $11.50 per share, and listed to trade on NYSE under the symbol “PRBM.WS” (the “Public Warrants”), from the NYSE and that trading in the Public Warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. We filed Form 8-K on November 1, 2022 announcing the NYSE’s determination and that we intend to appeal such determination.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any further subsequent events that require adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should”, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company, incorporated in the State of Delaware on February 5, 2021 and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We have identified EnOcean as our initial business combination target, and expect to schedule a special meeting of stockholders to approve the business combination later this year. Upon consummation of the business combination with EnOcean, we expect that Holdco will become a public company and will change its name to EnOcean Holdings, N.V.

On November 13, 2022, the Company and EnOcean entered into the Business Combination Agreement pursuant to which the Company consummates a merger with a Merger Sub with the Company surviving such Merger, and such Surviving Corporation will become a wholly-owned subsidiary of Holdco. Each Company Shareholder as of immediately prior to the Closing, will contribute each Company Ordinary Share held to Holdco, in exchange for the Company Per Share Consideration (as defined in the Business Combination Agreement)   As a result of the transaction, the post-combination company is expected to receive up to $40,000,000 in gross proceeds from a fully committed PIPE consisting of units of shares and half a warrant for one share being sold at $10.00 per unit.  For more information regarding the Business Combination Agreement and related transactions, see Note 1 to the Condensed Consolidated Financial Statements and the Form 8-K filed by the Company with the SEC on November 14, 2022.

The completion of the proposed Business Combination with EnOcean is subject to the satisfaction of the conditions set forth in the Business Combination Agreement, including (i) completion of any required stock exchange and regulatory review, (ii) approval of the transaction by the Company’s and EnOcean’s stockholders and (iii) receipt by EnOcean of any required third-party approvals. Accordingly, no assurances can be made that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

If we are unable to consummate the Business Combination within the Combination Window, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account not previously released to us to pay its tax obligations and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and; (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire if we fail to complete a Business Combination within the Combination Window.

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

Recent Developments

Special Stockholder Meeting

In November 2022, our board of directors approved, among other things, an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”). Adoption of the Charter Amendment will require the affirmative vote of at least 65% of our outstanding shares of common stock as of the close of business on November 28, 2022 (the “record date”).

We filed a preliminary proxy statement with the SEC on November 18, 2022 to solicit the approval of our stockholders at a special meeting of stockholders (the “Special Meeting”), which is to be held on December 20, 2022, to approve the Charter Amendment, giving the Company the right to extend the Combination Window up to six (6) times for an additional one (1) month each time, from March 30, 2023 to September 30, 2023 (i.e., for a period of time ending 24 months from the consummation of its IPO by depositing into the Trust Account for each one-month extension $185,000 on or prior to the date of the applicable deadline.

We expect our Sponsor to vote any common stock owned by it in favor of the Charter Amendment. If the Charter Amendment is not approved or implemented and we are unable to complete a Business Combination on or before the Original Termination Date, we expect to liquidate and dissolve in accordance with our certificate of incorporation.

Notice of Delisting of Company’s Warrants

On November 1, 2022, the New York Stock Exchange (the “NYSE”) notified us, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants, each whole warrant exercisable to purchase one share of the Company’s Class A common stock, at a price of $11.50 per share, and listed to trade on NYSE under the symbol “PRBM.WS” (the “Public Warrants”), from the NYSE and that trading in the Public Warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. We filed Form 8-K on November 1, 2022 announcing the NYSE’s determination and that we intend to appeal such determination.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. From February 5, 2021 (inception) through September 30, 2022, our only activities have been organizational activities, those necessary to prepare for the Public Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Public Offering to hold an amount of cash and marketable securities equal to the redemption amount of the Public Units sold in the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,845,721, which included $1,633,838 of other income related to the change in the fair value of the warrant liability and $659,891of dividend and interest income earned in the trust account, offset by $523,816 in general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of $6,998,606, which included $7,195,839 of other income related to the change in the fair value of the warrant liability and $906,427 of dividend and interest income earned in the trust account, offset by $1,103,660 in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $419,160, and negative working capital of $114,959. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s policies, estimates and assumptions during the nine-months ended September 30, 2022, except as noted below. Reference should be made to the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of other significant accounting policies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we believe we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock effectuated after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. We believe that pursuant to both the existing Amended and Restated Certificate of Incorporation and the Trust Agreement, the Company may pay for the Excise Tax from any interest earned on the funds held in the Trust Account.

There is substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2022, we had $419,160 in our operating bank accounts. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Management’s plans to address this need are discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is March 30, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our completion of our proposed Business Combination, and EnOcean, with which we endeavor to consummate a business combination, may be materially adversely affected by current unfavorable macro-economic trends.

Certain global macro-economic trends that developed in the aftermath of the COVID-19 pandemic have been adversely impacting the global economic environment. Supply chain delays, initially caused by closures during the pandemic, and rising shipping costs, which have been exacerbated by the ongoing Russian invasion of Ukraine, have contributed towards inflationary pressures on many goods and commodities globally. The infusion of money into circulation as part of a “loose” monetary policy during the pandemic to encourage consumer spending, along with historically low interest rates for an extended period of time, which were designed to ease economic conditions, further triggered upwards pressure on prices of goods and services. The high rates of inflation globally have caused governments and central banks to act to curb inflation, including by raising interest rates, which has been inhibiting economic activity and access to capital markets, and may cause a recession, whether in individual countries or regions, or globally.

These deteriorating economic conditions may adversely impact our access to financing for the post-combination company upon the consummation of our proposed Business Combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions continue for a further extensive period of time, our ability to consummate our proposed Business Combination, or the operations of EnOcean, with which we endeavor to consummate the Business Combination, may be materially adversely affected.

There are no assurances that the extension request will enable us to complete a business combination.

We recently filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on a proposal to amend (the “Charter Amendment”) the Company’s amended and restated certificate of incorporation giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Window”) up to six (6) times for an additional one (1) month each time, from March 30, 2023 to September 30, 2023 (i.e., for a period of time ending 24 months from the consummation of its IPO (the “Charter Amendment Proposal”) by depositing into the Trust Account for each one-month extension $185,000 on or prior to the date of the applicable deadline. The purpose of the Charter Amendment is to allow the Company more time to complete its initial business combination and reduce the amount of funds to be deposited in the Trust Account to secure the extension of the Combination Window.

The Company’s IPO prospectus and current charter do not provide the Company with the right to extend the Combination Window. As a result, our board of directors has determined it is in the best interests of the Company and our stockholders to extend the Combination Window.

Approving the extension of the Combination Window involves a number of risks. Even if such extension is approved, the Company can provide no assurances that we will identify and complete our initial business combination prior to the end of the extended Combination Window. Our ability to consummate any business combination is dependent on a variety of factors, many of which are (as may be expected) beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the Charter Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. The fact that we will have separate redemption periods in connection with the extension of the Combination Window and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

We have no operating or financial history and our results of operations and those of the post-combination company may differ significantly from the unaudited pro forma financial data that will be included in the proxy statement/prospectus for the Business Combination.

We are a blank check company and we have no operating history and no revenues. The proxy statement/prospectus for the Business Combination will include unaudited pro forma condensed combined financial statements for the post-combination company. The unaudited pro forma condensed combined financial statements are to be presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination been consummated on the dates indicated in the proxy statement/prospectus for the Business Combination, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in the proxy statement/prospectus.

There can be no assurance that the ordinary shares of the post-combination company will be approved for listing on the NYSE or that Holdco will be able to comply with the continued listing standards of the NYSE.

In connection with the closing of the Business Combination, we intend to list the ordinary shares of the post combination company and warrants on the NYSE.  The continued eligibility of the company with which we combine to be listed may depend on the number of the Company’s shares that are redeemed. If, after the Business Combination, the NYSE delists the shares of the post-combination company from trading on its exchange for failure to meet the listing standards, the company with which we combine and its stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for the post-combination company’s securities;
•	a determination that the ordinary shares of the post-combination company is a “penny stock” which will require brokers trading in such ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of such ordinary shares;
•	a limited amount of analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The NYSE may not list the securities of the post-combination company on its exchange, which could limit investors’ ability to make transactions in such securities and subject the post-combination company to additional trading restrictions.

In connection with the Business Combination, in order to obtain the listing of the post-combination company’s securities on the NYSE, Holdco will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements. We will seek to have the post-combination company’s securities listed on the NYSE upon consummation of the Business Combination. We cannot assure you that we will be able to meet all initial listing requirements. Even if the post-combination company’s securities are listed on the NYSE, we may be unable to maintain the listing of its securities in the future.

If Holdco fails to meet the initial listing requirements and the NYSE does not list the post-combination company’s securities on its exchange, the company with which we combine would not be required to consummate the Business Combination. In the event that such company elected to waive this condition, and the Business Combination was consummated without the post-combination company’s securities being listed on the NYSE or on another national securities exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If the post-combination company’s securities were not listed on the NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Subsequent to the consummation of the Business Combination, the post-combination company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although the Company conducted due diligence on EnOcean, the Company cannot assure you that this diligence revealed all material issues that may be present in the business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s and such target company’s control will not later arise. As a result, the post-combination company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the post-combination company’s liquidity, the fact that the post-combination company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the post-combination company to be unable to obtain future financing on favorable terms or at all.

Following the consummation of the Business Combination, the post-combination company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the Business Combination, the operating company with which the Company combines will face increased legal, accounting, administrative and other costs and expenses as a public company that such company does not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the post-combination company to carry out activities a private operating company has not done previously. For example, there will be Board committees and internal controls and disclosure controls and procedures that such company does not currently have in place. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the post-combination company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the reputation of the company with which we combine or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with such company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the post-combination company’s Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the post-combination company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The unaudited pro forma condensed combined financial information that will be included in the proxy statement/prospectus may not be indicative of what the Company’s actual financial position or results of operations would have been.

The unaudited pro forma condensed combined financial information that will be in the proxy statement/prospectus will be presented solely for illustrative purposes only and is not necessarily indicative of what the Company’s actual financial position or results of operations would have been had the Business Combination been completed on the dates that will be indicated.

Even if the Company consummates the Business Combination, there is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per share of Common Stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, the Company’s warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any other change. Accordingly, the Company may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of Common Stock purchasable upon exercise of a warrant.

Business of EnOcean may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID-19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a Business Combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable Business Combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

The Company and the company with which it combines will be subject to business uncertainties and contractual restrictions while the Business Combination is pending.

Uncertainty about the effect of the Business Combination on employees and third parties may have an adverse effect on the Company and the company with which it combines. These uncertainties may impair our or such company’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the Business Combination, our or such target company’s business could be harmed.

We and the company with which we combine will incur significant transaction and transition costs in connection with the Business Combination.

We and the company with which we combine expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. We and such company may also incur additional costs to retain key employees. All expenses incurred in connection with the Business Combination Agreement and the transactions contemplated thereby (including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs or paid by the Company following the closing of the Business Combination.

Our Sponsor, directors or officers or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed Business Combination and the other proposals as will be described in the proxy statement/prospectus and reduce the public “float” of our common stock.

Our Sponsor, directors or officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy closing conditions in the Business Combination Agreement regarding required amounts in the Trust Account equaling or exceeding certain thresholds where it appears that such requirements would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on the NYSE or another national securities exchange or reducing the liquidity of the trading market for our common stock.

The ability to execute the post-combination company’s strategic plan could be negatively impacted to the extent a significant number of stockholders choose to redeem their shares in connection with the Business Combination.

Depending upon the aggregate amount of cash consideration the Company would be required to pay for all shares of Class A common stock that are validly submitted for redemption, the post-combination company may be required to increase the financial leverage the post-combination company’s business would have to support. This may negatively impact its ability to execute on its own future strategic plan and its financial viability.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities prior to the closing of the Business Combination may decline. The market values of the Company’s securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination was executed, the date of the proxy statement/prospectus, or the date on which the Company’s stockholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of the post-combination company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for stock in any company with which we may combine and trading in the Holdco Ordinary Shares has not been active. Accordingly, the valuation that will be ascribed to any company with which we may combine and Company’s Class A common stock in a Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for the Company’s securities develops and continues, the trading price of the post-combination company’s securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the post-combination company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities or the post-combination company’s securities, and the Company’s securities or the post-combination company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities and the post-combination company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s or the post-combination company’s securities following the Business Combination may include:

•	actual or anticipated fluctuations in the post-combination company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the post-combination company;
•	changes in the market’s expectations about the post-combination company’s operating results;
•	success of competitors;
•	the post-combination company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to the post-combination company’s;
•	the post-combination company’s ability to market new and enhanced services and products on a timely basis;
•	changes in laws and regulations affecting the post-combination company’s business;
•	commencement of, or involvement in, litigation involving the Company;
•	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of the post-combination company’s securities available for public sale;
•	any major change in the Board or management;
•	sales of substantial amounts of Common Stock by the post-combination company’s directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s and the post-combination company’s securities irrespective of their operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Company’s or the post-combination company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company or the post-combination company could depress the Company’s or the post-combination company’s stock price regardless of the Company’s or the post-combination company’s business, prospects, financial condition or results of operations. A decline in the market price of the Company’s or the post-combination company’s securities also could adversely affect the Company’s or the post-combination company’s ability to issue additional securities and the Company’s ability to obtain additional financing in the future.

Following the Business Combination, if securities or industry analysts do not publish or cease publishing research or reports about the post-combination company, its business, or its market, or if they change their recommendations regarding the post-combination company’s securities adversely, the price and trading volume of the post-combination ’s securities could decline.

The trading market for the post-combination company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the post-combination company, its business, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on the post-combination company. If no securities or industry analysts commence coverage of the post-combination company, the post-combination company’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the post-combination company, change their recommendation regarding the post-combination company’s stock adversely, or provide more favorable relative recommendations about the post-combination company’s competitors, the price of the post-combination company’s securities would likely decline. If any analyst who may cover the post-combination company were to cease coverage of the post-combination company or fail to regularly publish reports on it, the post-combination company could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

The future sales of shares by existing stockholders may adversely affect the market price of the Company’s Class A common stock.

Sales of a substantial number of shares of the Company’s Class A common stock in the public market could occur at any time. If the Company’s stockholders sell, or the market perceives that the Company’s stockholders intend to sell, substantial amounts of the Company’s Class A common stock in the public market, the market price of the Company’s Class A common stock could decline.

Activities taken by the Company’s affiliates to purchase, directly or indirectly, public shares will increase the likelihood of approval of the Business Combination and the other proposals presented to our stockholders in connection with the Business Combination and may affect the market price of the Company’s securities.

The Company’s Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of the Business Combination. None of the Company’s Sponsor, directors, officers, advisors or their affiliates will make any such purchases when such parties are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Although none of the Company’s Sponsor, directors, officers, advisors or their affiliates currently anticipate paying any premium purchase price for such public shares, in the event such parties do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. There is no limit on the number of shares that could be acquired by the Company’s Sponsor, directors, officers, advisors or their affiliates, or the price such parties may pay.

If such transactions are effected, the consequence could be to cause the Business Combination to be approved in circumstances where such approval could not otherwise be obtained. Purchases of shares by the persons described above would allow them to exert more influence over the approval of the Business Combination and other proposals presented to our stockholders in connection with the Business Combination, and would likely increase the chances that such proposals would be approved. If the market does not view the Business Combination positively, purchases of public shares may have the effect of counteracting the market’s view, which would otherwise be reflected in a decline in the market price of the Company’s securities. In addition, the termination of the support provided by these purchases may materially adversely affect the market price of the Company’s securities.

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

Transaction costs related to the Initial Public Offering amounted to $10,343,978, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees, $2,930,399 representing the aggregate fair value of Founder Shares sold to Anchor Investors and $538,579 of other offering costs. The underwriter’s exercise of their full over-allotment option generated an additional $1,941,520, consisting of $375,000 of underwriting fees, $656,250 of deferred underwriting fees, $667,125 representing the aggregate fair value of

Founder Shares sold to Anchor Investors, and $243,145 of other offering costs. In addition, as of September 30, 2022, $419,160 of cash was held outside of the Trust Account and is available for working capital purposes.

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

PARABELLUM ACQUISITION CORP.

Date: November 21, 2022	By:	/s/ Narbeh Derhacobian
Narbeh Derhacobian
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer (Principal Financial and Accounting Officer)